Form 10-Q
period 2005-03-31
PAHC HOLDINGS CORP
filed 2005-05-16
CIK 1321747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                        Commission File Number 333-123614

                            PAHC HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                      20-2297654
          (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

65 Challenger Road, Ridgefield Park, New Jersey                     07660
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (201) 329-7300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]*   No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ]   No [X]

Number of shares of each class of common stock outstanding as of March 31, 2005:

                 Class A Common Stock, $.10 par value: 12,600.00
                 Class B Common Stock, $.10 par value: 11,888.50

   * Registrant became subject to such filing requirements on April 18, 2005.

================================================================================

                            PAHC HOLDINGS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION (Unaudited)
   Item 1.   Condensed Consolidated Financial Statements.................     3
             Condensed Consolidated Balance Sheets.......................     4
             Condensed Consolidated Statements of Operations and
                Comprehensive Income (Loss)..............................     5
             Condensed Consolidated Statements of Changes in
                Stockholders' Deficit....................................     6
             Condensed Consolidated Statements of Cash Flows.............     7
             Notes to Condensed Consolidated Financial Statements........     8
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    29
   Item 3.   Quantitative and Qualitative Disclosures About Market
                Risk.....................................................    43
   Item 4.   Controls and Procedures.....................................    44

PART II OTHER INFORMATION
   Item 5.   Other Information...........................................    45
   Item 6.   Exhibits and Reports on Form 8-K............................    45

SIGNATURES...............................................................    46

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2004 and/or throughout this Form 10-Q and in particular in Item 2 of Part I of this Form 10-Q under the caption "Certain Factors Affecting Future Operating Results." Unless the context otherwise requires, references in this report to the "Company" or to "we" or "our" refers to PAHC Holdings Corporation and/or one or more of its subsidiaries, as applicable.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                MARCH 31,   JUNE 30,
                                                                   2005       2004
                                                                ---------   --------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $  8,291    $  5,568
   Trade receivables, less allowance for doubtful accounts
      of $1,223 at March 31, 2005 and $1,358 at June 30, 2004     53,204      57,217
   Other receivables                                               4,326       2,766
   Inventories                                                    99,059      78,562
   Prepaid expenses and other current assets                       6,641       8,591
   Current assets from discontinued operations                     2,150       1,886
                                                                --------    --------
         TOTAL CURRENT ASSETS                                    173,671     154,590

PROPERTY, PLANT AND EQUIPMENT, net                                52,520      55,381
INTANGIBLES                                                       10,674      11,695
OTHER ASSETS                                                      18,886      16,298
OTHER ASSETS FROM DISCONTINUED OPERATIONS                          3,329       3,405
                                                                --------    --------
                                                                $259,080    $241,369
                                                                ========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                               $  2,821    $    891
   Loans payable to banks                                          3,947      10,996
   Current portion of long-term debt                               2,250       1,351
   Accounts payable                                               33,954      46,764
   Accrued expenses and other current liabilities                 56,377      39,380
   Current liabilities from discontinued operations                  998         838
                                                                --------    --------
         TOTAL CURRENT LIABILITIES                               100,347     100,220

LONG-TERM DEBT                                                   206,249     158,018
OTHER LIABILITIES                                                 19,840      22,286
                                                                --------    --------
         TOTAL LIABILITIES                                       326,436     280,524
                                                                --------    --------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SECURITIES:
   Series C preferred stock                                           --      24,678
                                                                --------    --------

STOCKHOLDERS' DEFICIT:
   Series A preferred stock                                          521         521
   Common stock                                                        2           2
   Paid-in capital                                                   860         860
   Accumulated deficit                                           (68,886)    (57,964)
   Accumulated other comprehensive income (loss):
      Gain on derivative instruments                                 304           9
      Cumulative currency translation adjustment                    (157)     (7,261)
                                                                --------    --------
         TOTAL STOCKHOLDERS' DEFICIT                             (67,356)    (63,833)
                                                                --------    --------
                                                                $259,080    $241,369
                                                                ========    ========

       See notes to unaudited Condensed Consolidated Financial Statements

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                MARCH 31,            MARCH 31,
                                                           ------------------   -------------------
                                                             2005      2004       2005        2004
                                                           -------   -------    --------   --------
NET SALES                                                  $90,255   $85,976    $269,169   $261,582

COST OF GOODS SOLD (includes Belgium Plant
   Transactions costs of $4,372 and $13,908 for the
      three months and nine months ended March 31, 2005,
      respectively)                                         71,504    63,246     214,682    195,663
                                                           -------   -------    --------   --------
   GROSS PROFIT                                             18,751    22,730      54,487     65,919

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                 18,011    16,004      52,027     48,292
                                                           -------   -------    --------   --------
   OPERATING INCOME                                            740     6,726       2,460     17,627

OTHER:
   Interest expense                                          6,666     4,918      17,301     13,400
   Interest (income)                                           (44)      (43)       (102)      (117)
   Other (income) expense, net                                  77      (134)       (691)      (594)
   Net (gain) on extinguishment of debt                         --        --          --    (23,226)
                                                           -------   -------    --------   --------

   INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES                        (5,959)    1,985     (14,048)    28,164

PROVISION FOR INCOME TAXES                                     773     2,126         699      5,745
                                                           -------   -------    --------   --------
   INCOME (LOSS) FROM CONTINUING OPERATIONS                 (6,732)     (141)    (14,747)    22,419

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations
      (net of income taxes)                                    272      (254)        575       (504)
   Gain on disposal of discontinued operations
      (net of income taxes)                                     --        --          --        231
                                                           -------   -------    --------   --------
   NET INCOME (LOSS)                                        (6,460)     (395)    (14,172)    22,146

OTHER COMPREHENSIVE INCOME:
   Change in derivative instruments, net of tax                (27)     (383)        295         36
   Change in currency translation adjustment                (1,207)      (92)      7,104      2,080
                                                           -------   -------    --------   --------
   COMPREHENSIVE INCOME (LOSS)                             $(7,694)  $  (870)   $ (6,773)  $ 24,262
                                                           =======   =======    ========   ========
   NET INCOME (LOSS)                                        (6,460)     (395)    (14,172)    22,146

Excess of the reduction of Series B and C preferred
   stock over total assets divested and costs and
   liabilities incurred on the Prince Transactions           4,000        --       4,973     20,138
Dividends and equity value accreted on Series B and C
   preferred stock                                          (3,582)   (4,223)     (1,723)    (8,074)
                                                           -------   -------    --------   --------

   NET INCOME AVAILABLE (LOSS ATTRIBUTABLE)
      TO COMMON SHAREHOLDERS                               $(6,042)  $(4,618)   $(10,922)  $ 34,210
                                                           =======   =======    ========   ========

       See notes to unaudited Condensed Consolidated Financial Statements

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)
            FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2005
                                 (IN THOUSANDS)

                                                              COMMON                                 ACCUMULATED
                                            PREFERRED         STOCK                                     OTHER
                                              STOCK     -----------------   PAID-IN   ACCUMULATED   COMPREHENSIVE
                                             SERIES A   CLASS A   CLASS B   CAPITAL     DEFICIT     INCOME (LOSS)     TOTAL
                                            ---------   -------   -------   -------   -----------   -------------   --------
Balance, June 30, 2004                         $521        $1        $1       $860     $(57,964)       $(7,252)     $(63,833)
   Dividends on Series C
      preferred stock                                                                      (668)                        (668)
   Equity value accreted on
      Series C preferred stock                                                              (14)                         (14)
   Change in derivative
      instruments, net of tax                                                                               75            75
   Foreign currency translation
      adjustment                                                                                         3,007         3,007
   Net (loss)                                                                              (141)                        (141)
                                               ----       ---       ---       ----     --------        -------      --------
Balance, September 30, 2004                    $521        $1        $1       $860     $(58,787)       $(4,170)     $(61,574)
                                               ====       ===       ===       ====     ========        =======      ========
   Excess of the reduction in Series C
      preferred stock over total assets
      divested and costs and liabilities
      incurred on the Prince Transactions                                                   973                          973
   Dividends on Series C
      preferred stock                                                                      (667)                        (667)
   Equity value accreted on
      Series C preferred stock                                                            3,208                        3,208
   Change in derivative
      instruments, net of tax                                                                              247           247
   Foreign currency translation
      adjustment                                                                                         5,304         5,304
   Net (loss)                                                                            (7,571)                      (7,571)
                                               ----       ---       ---       ----     --------        -------      --------
Balance, December 31, 2004                     $521        $1        $1       $860     $(62,844)       $ 1,381      $(60,080)
                                               ====       ===       ===       ====     ========        =======      ========
   Excess of the reduction in Series C
      preferred stock over total assets
      divested and costs and liabilities
      incurred on the Prince Transactions                                                 4,000                        4,000
   Dividends on Series C
      preferred stock                                                                      (478)                        (478)
   Equity value accreted on
      Series C preferred stock                                                           (3,104)                      (3,104)
   Change in derivative
      instruments, net of tax                                                                              (27)          (27)
   Foreign currency translation
      adjustment                                                                                        (1,207)       (1,207)
   Net (loss)                                                                            (6,460)                      (6,460)
                                               ----       ---       ---       ----     --------        -------      --------
Balance, March 31, 2005                        $521        $1        $1       $860     $(68,886)       $   147      $(67,356)
                                               ====       ===       ===       ====     ========        =======      ========

       See notes to unaudited Condensed Consolidated Financial Statements

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                        -------------------
                                                                          2005       2004
                                                                        --------   --------
OPERATING ACTIVITIES:
   Net income (loss)                                                    $(14,172)  $ 22,146
   Adjustment for discontinued operations                                   (575)       273
                                                                        --------   --------
   Income (loss) from continuing operations                              (14,747)    22,419

   Adjustments to reconcile income (loss) from continuing
      operations to net cash (used) by operating activities:
      Depreciation and amortization (includes accelerated
         depreciation from the Belgium Plant Transactions of $3,628
         for the nine months ended March 31, 2005)                        13,842      9,483
      Deferred income taxes                                                 (202)       263
      Net gain on extinguishment of debt                                      --    (23,226)
      Effects of changes in foreign currency                                (760)      (168)
      Other                                                                 (359)      (290)

      Changes in operating assets and liabilities:
         Accounts receivable                                               4,460     (3,014)
         Inventories                                                     (16,378)    (1,579)
         Prepaid expenses and other current assets                         1,647       (979)
         Other assets                                                       (618)       977
         Accounts payable                                                (11,378)   (13,497)
         Accrued expenses and other liabilities                            9,895      8,794
         Accrued costs of non-completed transaction                       (3,970)        --
         Accrued costs of the Belgium Plant Transactions                  10,280         --
   Cash provided (used) by discontinued operations                           808       (598)
                                                                        --------   --------
         NET CASH (USED) BY OPERATING ACTIVITIES                          (7,480)    (1,415)
                                                                        --------   --------

INVESTING ACTIVITIES:
   Capital expenditures                                                   (5,098)    (3,986)
   Proceeds from sale of assets                                            1,353      1,079
   Other investing                                                          (119)        (1)
   Discontinued operations                                                   (93)    14,807
                                                                        --------   --------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (3,957)    11,899
                                                                        --------   --------

FINANCING ACTIVITIES:
   Net increase in cash overdraft                                          1,930      2,354
   Net decrease in short-term debt                                        (7,049)   (30,023)
   Proceeds from long-term debt                                           53,292    109,622
   Payments of long-term debt                                             (3,913)   (34,612)
   Redemption of Series C preferred stock                                (26,400)        --
   Payment of Pfizer obligations                                              --    (28,300)
   Payments relating to the Prince Transactions and transaction costs         --    (21,023)
   Debt refinancing costs                                                 (3,766)   (14,945)
   Discontinued operations                                                    --      1,135
                                                                        --------   --------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 14,094    (15,792)
                                                                        --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       66        319
                                                                        --------   --------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,723     (4,989)

CASH AND CASH EQUIVALENTS at beginning of period                           5,568     11,179
                                                                        --------   --------
CASH AND CASH EQUIVALENTS at end of period                              $  8,291   $  6,190
                                                                        ========   ========

       See notes to unaudited Condensed Consolidated Financial Statements

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

1.   GENERAL

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     In the opinion of PAHC Holdings Corporation (the "Company" or "Holdings"), formed on February 1, 2005, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2005 and its results of operations and cash flows for the three months and nine months ended March 31, 2005 and 2004.

     For periods prior to the formation of the Company, the condensed consolidated financial statements contained herein are substantially identical to those of the Company's wholly-owned subsidiary, Phibro Animal Health Corporation ("PAHC") and its subsidiaries, the sole reporting entity with respect to the Company's operations prior to the exchange offer for the HoldCo Notes (defined below).

     The Company was formed as a holding company for PAHC by the holders of all of PAHC's capital stock, other than the holders of PAHC's Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged all of his shares of Class A Common Stock, for the same number and class of shares of the Company, having the same designations, relative rights, privileges and limitations as the PAHC shares of such class (except to the extent that the Company is a Delaware corporation and PAHC is a New York corporation). The Company owns all the outstanding capital stock of all classes of PAHC.

     The condensed consolidated balance sheet as of June 30, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally it should be noted the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes the disclosures presented are adequate to make the information contained herein not misleading, these financial statements should be read in conjunction with PAHC's audited consolidated financial statements as found in PAHC's annual report filed on Form 10-K for the year ended June 30, 2004.

     The Company's Mineral Resource Technologies, Inc. ("MRT"), La Cornubia S.A. (France) ("La Cornubia") and Wychem Limited (U.K.) ("Wychem") businesses have been classified as discontinued operations as discussed in these notes to condensed consolidated financial statements. The Company's condensed consolidated financial statements have been reclassified to report separately the financial position, operating results and cash flows of the discontinued operations. These footnotes present information only for continuing operations, unless otherwise noted.

     The results of operations for all interim periods presented may not be indicative of results for the full year.

     NEW ACCOUNTING PRONOUNCEMENTS:

     The Company will adopt the following new accounting pronouncements during 2005:

     Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment to Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....". SFAS
No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 30, 2005 and the provisions of this statement shall be applied prospectively. The Company is currently assessing the impact of this statement.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement shall be applied prospectively. The Company is currently assessing the impact of this statement.

     Statement of Financial Accounting Standards No. 123, "Share-Based Payment (revised 2004)" ("SFAS No. 123"). This Statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued, and it does not address the accounting for employee share ownership plans. This Statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. SFAS No. 123, as revised, is effective as of the beginning of the first annual reporting period that begins after December 31, 2005. The Company is currently assessing the impact of this statement.

     FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations ("ARO")" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional ARO should be recognized when incurred; generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company anticipates that the adoption of FIN No. 47 will not result in a material impact on the Company's financial statements.

2.   RISKS, UNCERTAINTIES, AND LIQUIDITY

     The Company's ability to fund its operating plan depends upon the continued availability of borrowing under PAHC's domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company expects adequate liquidity throughout 2005, with periods of reduced availability around the dates of the semi-annual interest payments due June 1 and December 1 related to PAHC's Senior Secured Notes and Senior Subordinated Notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. There can be no assurance the Company will be successful in any of the above-noted actions.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company's business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company's financial position, results of operations and cash flows.

     The testing, manufacturing, and marketing of certain of the Company's products are subject to extensive regulation by numerous government authorities in the United States and other countries.

     The Company has significant assets located outside of the United States, and a significant portion of the Company's sales and earnings are attributable to operations conducted abroad.

     The Company has assets located in Israel and a portion of its sales and earnings are attributable to operations conducted in Israel. The Company is affected by social, political and economic conditions affecting Israel, and any major hostilities involving Israel as well as the Middle East or curtailment of trade between Israel and its current trading partners, either as a result of hostilities or otherwise, could have a material adverse effect on the Company.

     The Company's operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company's current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters.

3.   FINANCING AND REFINANCING

     ISSUANCE OF 15% SENIOR SECURED NOTES:

     On February 10, 2005, the Company issued $29,000 aggregate principal amount of its 15% Senior Secured Notes due 2010 (the "HoldCo Notes") in a private placement. Interest is payable at the option of the Company in cash or pay-in-kind HoldCo Notes in its sole discretion. PAHC is not obligated for the HoldCo Notes. PAHC's ability to make payments to the Company is subject to the terms of PAHC's Senior Secured Notes, Senior Subordinated Notes, and domestic senior credit facility, and to applicable law. The proceeds from the sale of the HoldCo Notes were used to make a capital contribution to PAHC to finance the redemption of PAHC's Series C Preferred Stock in the amount of $26,400 on February 28, 2005. The Company incurred financing costs of $2,149 in connection with the issuance of the HoldCo Notes. The HoldCo Notes are collateralized by all of the Company's assets (now consisting substantially of all the outstanding capital stock of PAHC). The HoldCo Notes and such security interest are effectively subordinated to all liabilities, including PAHC's and its subsidiaries' trade payables, as well as PAHC's domestic senior credit facility and indenture indebtedness. If there is a redemption, repayment, retirement, defeasance, or other action, involving at least $20,000 in aggregate principal amount of PAHC's senior secured notes due 2007 or senior subordinated notes due 2008, the Company will be required to redeem all the HoldCo Notes on a date not later than sixty days following such action at the applicable redemption price.

     On May 16, 2005, the Company completed the exchange of its privately placed HoldCo Notes with new HoldCo Notes that have been registered with the Securities and Exchange Commission (the "SEC").

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     ISSUANCE OF ADDITIONAL 13% SENIOR SECURED NOTES:

     On December 21, 2004, PAHC completed a private placement pursuant to which PAHC (the "Parent Issuer") and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the "Dutch Issuer" and together with PAHC, the "Issuers") issued and sold 22,491 additional units consisting of $18,207 13% Senior Secured Notes due 2007 of the Parent Issuer (the "U.S. Notes") and $4,284 13% Senior Secured Notes due 2007 of the Dutch Issuer (the "Dutch Notes" and together with the U.S. Notes, the "Additional Notes"), from which they received gross proceeds of $23,391. The proceeds were used to refinance indebtedness outstanding under PAHC's domestic senior credit facility. PAHC incurred financing costs of $2,275 in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the "Indenture") under which the Issuers previously issued 105,000 units consisting of $85,000 aggregate principal amount of U.S. Notes and $20,000 aggregate principal amount of Dutch Notes.

     On March 9, 2005, PAHC completed the exchange of its privately placed 127,491 units of 13% Senior Secured Notes due 2007 with new units of 13% Senior Secured Notes due 2007 that have been registered with the SEC.

     AMENDMENT TO THE DOMESTIC SENIOR CREDIT FACILITY:

     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude International Ltda. ("PAH Brazil") or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

4.   BELGIUM PLANT TRANSACTIONS

     On December 16, 2004, Phibro Animal Health SA, ("PAH Belgium") entered into an agreement with GlaxoSmithKline Biologicals ("GSK") to sell to GSK substantially all of PAH Belgium's facilities in Rixensart, Belgium (the "Belgium Plant"). Such sale, when completed (the "Belgium Plant Transactions"), will include the following elements (U.S. dollar amounts at the March 31, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6,200 ($8,025), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations;
(iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 700 ($906) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1,500 ($1,942) within six months from the closing date, EUR 1,500 ($1,942) within eighteen months from the closing date, EUR 1,500 ($1,942) within thirty months from the closing date, and EUR 500 ($647) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 400 ($518)) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions, estimated in total to be EUR 10,200 ($13,203), of which an amount estimated to be approximately EUR 4,200 ($5,436) would be payable at or around the closing and an aggregate amount so estimated to be approximately EUR 6,000 ($7,766) would be payable over periods up to thirteen years; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event earlier than July 1, 2005 or later than June 30, 2006.

     The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.

     As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2,470 ($3,197) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 2,755 ($3,628) during the three months ended March 31, 2005 and will record an additional EUR 6,301 ($8,156) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6,650 ($9,003) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company recorded additional expense of EUR 976 ($1,277) during the three months ended March 31, 2005 and estimates it will record additional expense of EUR 2,574 ($3,332) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $3,628 and severance expense of $10,280 recorded through March 2005 are included in cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income (loss).

     The Company has determined that the carrying amount of the Belgium Plant at March 31, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.

     In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. At March 31, 2005 virginiamycin inventories were approximately $43,000 and are expected to continue to increase through November 2005, based on current production rates.

5.   REDEMPTION OF SERIES C PREFERRED STOCK

     In connection with the redemption of PAHC's Series C Preferred Stock, PAHC, Palladium Equity Partners II, LP ("Palladium"), the Company and the principal stockholders of the Company entered into an agreement with respect to (i) the redemption price (consisting of $19,600 of liquidation preference and $6,800 of equity value), (ii) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of PAHC (a) from an amount payable upon occurrence of certain capital stock transactions determined with respect to the value of PAHC upon the occurrence of such capital stock transaction, to a liquidated amount of $4,000, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of PAHC, on a cumulative basis, of an aggregate of $24,000 of dividends and distributions in respect of such capital stock transactions, and
(b) to remove the one year time period for such adjustment of the redemption price, and (iii) eliminating the backstop indemnification obligation of up to $4,000 of PAHC to Palladium incurred in connection with the sale by PAHC to Palladium in December 2003 of The Prince Manufacturing Company ("PMC"). The excess of the redemption price over the carrying value of the Series C Preferred Stock and the elimination of the backstop indemnification obligation have been reflected as adjustments to stockholder's deficit on the condensed consolidated balance sheet at March 31, 2005. The Company has determined the fair value of the liability for the post-redemption redemption price adjustment to be insignificant to the consolidated financial statements, due to the uncertainty of the ultimate timing of such payment, if any. Future changes in the fair value of the liability for the post-redemption redemption price adjustment will be recorded through earnings in the period in which such change occurs.

6.   PRINCE TRANSACTIONS

     Effective December 26, 2003, PAHC completed the divestiture of substantially all of the business and assets of Prince Quincy, Inc. (f/k/a The Prince Manufacturing Company ("PMC")), to a company ("Buyer") formed by Palladium Equity Partners II, LP and certain of its affiliates (the "Palladium Investors"), and the related reduction of PAHC's Series C redeemable preferred stock held by the Palladium Investors (collectively, the "Prince Transactions").

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     The divestiture of PMC has not been reflected as a discontinued operation due to the existence of continuing supply and service agreements.

     On December 29, 2004, PAHC and the Buyer reached agreement regarding the post-closing working capital adjustment, which resulted in a final $227 payment to PAHC from the Buyer. PAHC reassessed the accruals relating to the Prince Transactions and adjusted the accruals accordingly. The adjustments resulted in a net gain of $973 which was recorded as a decrease to accumulated deficit.

     PMC is included in the Company's Industrial Chemicals segment. The results of operations of PMC were:

                                NINE MONTHS ENDED
                                  MARCH 31, 2004
                                -----------------
Net sales                            $11,118
Operating income                       2,278
Depreciation and amortization            487

7.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

                               AS OF
                  ------------------------------
                  MARCH 31, 2005   JUNE 30, 2004
                  --------------   -------------
Raw materials         $24,207         $16,038
Work-in-process           605           1,468
Finished goods         74,247          61,056
                      -------         -------
Total inventory       $99,059         $78,562
                      =======         =======

8.   INTANGIBLES

     Product intangible cost arising from the acquisition of the medicated feed additive business of Pfizer, Inc. and the acquisition of the rights to sell amprolium was $14,931 and $14,925 at March 31, 2005 and June 30, 2004, respectively, with related accumulated amortization of $4,257 and $3,230 at March 31, 2005 and June 30, 2004, respectively. Amortization expense was $375 and $313 for the three months ended March 31, 2005 and 2004, respectively, and $1,121 and $921 for the nine months ended March 31, 2005 and 2004, respectively.

9.   DISCONTINUED OPERATIONS

     WYCHEM:

     On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4,750, to an investor group that included the former head of the Company's Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned Wychem through its subsidiaries: Koffolk (1949), Ltd. (Israel) which owned 75% and Ferro Metal and Chemical Corporation Limited (U.K.) which owned 25%. The Company anticipates that it will record a gain on the sale of Wychem of approximately $1,500 in the quarter ending June 30, 2005. Wychem was included in the Company's All Other segment.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     Operating results and balance sheet items of Wychem were:

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                      -------------------------------   -------------------------------
                                      MARCH 31, 2005   MARCH 31, 2004   MARCH 31, 2005   MARCH 31, 2004
                                      --------------   --------------   --------------   --------------
OPERATING RESULTS:
Net sales                                 $1,487           $1,061           $3,908           $2,945
Cost of goods sold                           924              597            2,590            1,961
Selling, general and administrative
   expenses                                  174              161              511              482
Other expense                                  5                3                6                5
                                          ------           ------           ------           ------
Income before income taxes                   384              300              801              497
Provision for income taxes                   112               83              226              127
                                          ------           ------           ------           ------
Income from operations                    $  272           $  217           $  575           $  370
                                          ======           ======           ======           ======
Depreciation and amortization             $  105           $  105           $  309           $  318
                                          ======           ======           ======           ======

                                                                AS OF
                                                   ------------------------------
                                                   MARCH 31, 2005   JUNE 30, 2004
                                                   --------------   -------------
BALANCE SHEET:
Trade receivables                                      $  704           $  441
Inventories                                             1,271            1,348
Prepaid expenses and other current assets                 175               97
                                                       ------           ------
Current assets from discontinued operations            $2,150           $1,886
                                                       ======           ======

Property, plant & equipment - net                      $3,329           $3,405
                                                       ------           ------
Other assets from discontinued operations              $3,329           $3,405
                                                       ======           ======

Accounts payable                                       $  252           $  208
Accrued expenses and other current liabilities            746              630
                                                       ------           ------
Current liabilities from discontinued operations       $  998           $  838
                                                       ======           ======

     MRT AND LA CORNUBIA:

     The Company divested MRT and shutdown La Cornubia during fiscal 2004. These businesses have been classified as discontinued operations.

     Operating results and gain on sale of MRT were:

                                      NINE MONTHS ENDED
                                        MARCH 31, 2004
                                      -----------------
OPERATING RESULTS:
Net sales                                 $  3,327
Cost of goods sold                           3,135
Selling, general and administrative
   expenses                                    316
                                          --------
(Loss) before income taxes                    (124)
Provision for income taxes                      --
                                          --------
(Loss) from operations                    $   (124)
                                          ========

GAIN ON SALE:
Current assets                            $ (5,813)
Property, plant & equipment - net
   and other assets                        (10,703)
Current liabilities                          2,911
Net proceeds of sale                        13,836
                                          --------
Gain on sale                              $    231
                                          ========

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     Operating results of La Cornubia were:

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                        MARCH 31, 2004       MARCH 31, 2004
                                      ------------------   -----------------
OPERATING RESULTS:
Net sales                                   $4,161              $9,884
Cost of goods sold                           4,050               9,465
Selling, general and administrative
   expenses                                    474               1,262
Other (income) expense                          68                (175)
Interest expense                                22                  64
                                            ------              ------
(Loss) before income taxes                    (453)               (732)
Provision for income taxes                      18                  18
                                            ------              ------
(Loss) from operations                      $ (471)             $ (750)
                                            ======              ======
Depreciation and amortization               $  101              $  302
                                            ======              ======

10. DEBT

     LOANS PAYABLE TO BANKS

     At March 31, 2005, loans payable to banks included $3,913 under PAHC's domestic senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate at March 31, 2005 was 5.77%. At March 31, 2005, PAHC had $13,587 of borrowings available under the working capital facility that is provided under the domestic senior credit facility. The Company's Koffolk (Israel) subsidiary also had $34 included in loans payable to banks at March 31, 2005.

     As of September 24, 2004, PAHC amended its domestic senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities from $27,500 to $32,500; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5,300 for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336; and (v) establish EBITDA covenant levels for the periods after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and
(iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for item (v).

     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26,800 for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22,500 and for its reduction to $17,500 on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal International Ltda, ("PAH Brazil") or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

     As of March 31, 2005, PAHC was in compliance with the financial covenants of its domestic senior credit facility. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC's assets, guarantees, dividend payments, redemption or purchase of PAHC's stock, sale of subsidiaries' stock, disposition of assets, investments, and mergers and acquisitions.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     PAHC's domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

     LONG-TERM DEBT

                                                          AS OF
                                             ------------------------------
                                             MARCH 31, 2005   JUNE 30, 2004
                                             --------------   -------------
Senior secured notes due December 1, 2007       $127,491         $105,000
Senior subordinated notes due June 1, 2008        48,029           48,029
Senior secured notes due February 10, 2010        29,604               --
Foreign bank loans                                 3,375            6,237
Capitalized lease obligations and other               --              103
                                                --------         --------
                                                 208,499          159,369
Less: current maturities                           2,250            1,351
                                                --------         --------
                                                $206,249         $158,018
                                                ========         ========

     The Company accrued pay-in-kind interest of $604 on its senior secured notes due February 10, 2010 for the three months and nine months ended March 31, 2005.

     The Company's Koffolk (Israel) subsidiary has aggregate credit lines of $10,500. At March 31, 2005, Koffolk (Israel) had $7,091 of borrowings available under these credit lines.

11. EMPLOYEE BENEFIT PLANS

     The Company and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company's Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees.

     Components of net periodic pension expense were:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 -------------------------------   -------------------------------
                                                 MARCH 31, 2005   MARCH 31, 2004   MARCH 31, 2005   MARCH 31, 2004
                                                 --------------   --------------   --------------   --------------
DOMESTIC PENSION EXPENSE
Service cost - benefits earned during the year       $ 291            $ 288            $ 915            $ 971
Interest cost on benefit obligation                    228              217              707              673
Expected return on plan assets                        (218)            (213)            (676)            (633)
Amortization of initial unrecognized
   net transition (asset)                               (1)              --               (3)              (2)
Amortization of prior service costs                    (35)             (35)            (107)            (117)
Amortization of net actuarial loss (gain)               --                2               --               23
Curtailment benefit                                     --               --               --              (64)
                                                     -----            -----            -----            -----
NET PERIODIC PENSION COST - DOMESTIC                 $ 265            $ 259            $ 836            $ 851
                                                     =====            =====            =====            =====

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 -------------------------------   -------------------------------
                                                 MARCH 31, 2005   MARCH 31, 2004   MARCH 31, 2005   MARCH 31, 2004
                                                 --------------   --------------   --------------   --------------
INTERNATIONAL PENSION EXPENSE
Service cost - benefits earned during the year        $131             $123            $ 367            $ 350
Interest cost on benefit obligation                    105               98              314              280
Expected return on plan assets                         (84)             (79)            (263)            (225)
Amortization of net actuarial loss (gain)                6                6                7               17
                                                      ----             ----            -----            -----
NET PERIODIC PENSION COST - INTERNATIONAL             $158             $148            $ 425            $ 422
                                                      ====             ====            =====            =====

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     The Company has contributed $720 to its domestic pension plans during fiscal 2005 for its 2004 pension plan year. Beginning in fiscal 2006, the Company will be required by ERISA regulations to accelerate the funding of its domestic pension plans. Accordingly, contributions are expected to aggregate $1,411 during fiscal 2006 for the Company's 2005 and 2006 domestic pension plan years.

12. CONTINGENCIES

     LITIGATION:

     On or about April 17, 1997, CP Chemicals, Inc., a subsidiary ("CP"), and PAHC were served with a complaint filed by Chevron U.S.A. Inc. ("Chevron") in the United States District Court for the District of New Jersey, alleging that the operations of CP at its Sewaren plant affected adjoining property owned by Chevron and alleging that PAHC, as the parent of CP, is also responsible to Chevron. In July 2002, a phased settlement agreement was reached and a Consent Order entered by the Court. The Consent Order provided for a period of due diligence investigation of the property owned by Chevron and upon completion of the review of the results of the investigation, a decision was to be made whether to opt out of the settlement or proceed. Negotiations with Chevron regarding its allocation of responsibility and associated costs under the Consent Order reached an impasse and it became necessary for PAHC and another defendant, Vulcan Materials Company, to opt out of the settlement on April 21, 2005. It is expected that the litigation will resume. While the costs and liabilities cannot be estimated with any degree of certainty at this time, the Company believes that insurance recoveries will be available to offset most of those costs.

     The Company's subsidiary, Phibro-Tech, Inc. ("Phibro-Tech"), was named in 1993 as a potentially responsible party ("PRP") in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") by the United States Environmental Protection Agency (the "EPA"), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $635 has been paid as of March 31, 2005. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.

     Phibro-Tech has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control ("DTSC") and has reached an agreement to pay $425 over a six year period ending October 2008. The annual payments required under this agreement are not expected to have any material adverse impact on the Company.

     Phibro-Tech and the DTSC are currently negotiating the settlement of certain alleged technical permit violations from 2003. A preliminary assessment of penalties in the amount of $49 has been made. Phibro-Tech, Inc. believes this amount will be reduced.

     In February 2000, the EPA notified numerous parties of potential liability for waste disposal at a licensed Casmalia, California disposal site, including a business, assets of which were originally acquired by a subsidiary in 1984. A settlement has been reached in this matter and PAHC has paid $171 in full settlement.

     On or about April 5, 2002, PAHC was served, as a potentially responsible party, with an information request from the EPA relating to a third-party superfund site in Rhode Island. PAHC has investigated the matter, which relates to events in the 1950's and 1960's, and management does not believe that PAHC has any liability in this matter.

     On or about August 13, 2004 PAHC was served with a Request for Information pursuant to Section 104 of CERCLA and Section 3007 of the Resource Conservation and Recovery Act relating to possible discharges into Turkey Creek in Sumter, South Carolina. PAHC has submitted its response to the Request for Information and believes that, because its Sumter, South Carolina facility is distant from Turkey Creek and does not discharge into Turkey Creek, the likelihood of liability associated with this matter is remote.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

     By letter dated February 22, 2005, Phibro-Tech has been advised by the adjoining property owner of Phibro-Tech's Powder Springs, Georgia property, of a potential claim for property damage as a result of certain alleged environmental conditions on Phibro-Tech's Powder Springs property. No specific claim was made nor was any specific amount alleged. The Company is presently investigating this matter but does not, at this time, believe there will be any material liability resulting therefrom.

     The Company and its subsidiaries are party to a number of claims and lawsuits arising out of the normal course of business including product liabilities and governmental regulation. Certain of these actions seek damages in various amounts. In most cases, such claims are covered by insurance. The Company believes that none of the claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

     ENVIRONMENTAL REMEDIATION:

     The Company's operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company's current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters. Under certain circumstances, the Company or any of its subsidiaries might be required to curtail operations until a particular problem is remedied. Known costs and expenses under environmental laws incidental to ongoing operations are generally included within operating results. Potential costs and expenses may also be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under environmental laws or to investigate or remediate potential or actual contamination and from time to time the Company establishes reserves for such contemplated investigation and remediation costs. In many instances, the ultimate costs under environmental laws and the time period during which such costs are likely to be incurred are difficult to predict.

     The Company's subsidiaries have, from time to time, implemented procedures at their facilities designed to respond to obligations to comply with environmental laws. The Company believes that its operations are currently in material compliance with such environmental laws, although at various sites its subsidiaries are engaged in continuing investigation, remediation and/or monitoring efforts to address contamination associated with their historic operations.

     The nature of the Company's and its subsidiaries' current and former operations exposes the Company and its subsidiaries to the risk of claims with respect to environmental matters and the Company cannot assure it will not incur material costs and liabilities in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not have a material adverse effect on the Company's financial position.

     Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,756, which is included in current and long-term liabilities in the March 31, 2005 condensed consolidated balance sheet (approximately $2,933 at June 30, 2004).

13. GUARANTEES

     As part of the Prince Transactions (as discussed in these notes to condensed consolidated financial statements), as is normal for such transactions, PAHC has agreed to indemnify the Palladium Investors for losses arising out of breach of representations, warranties and covenants. PAHC's maximum liability under such indemnification is limited to $15,000.

     PAHC established a $1,000 letter of credit escrow through December 2005 to collateralize certain indemnification obligations relating to the Prince Transactions.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

14. BUSINESS SEGMENTS

     The Company's reportable segments are Animal Health and Nutrition, Industrial Chemicals, Distribution and All Other. Reportable segments have been determined primarily on the basis of the nature of products and services and certain similar operating units have been aggregated. The Company's Animal Health and Nutrition segment manufactures and markets more than 500 formulations and concentrations of medicated feed additives and nutritional feed additives including antibiotics, antibacterials, anticoccidials, anthelmintics, trace minerals, vitamins, vitamin premixes and other animal health and nutrition products. The Industrial Chemicals segment manufactures and markets a number of chemicals for use in the pressure-treated wood, chemical catalyst, semiconductor, automotive, and aerospace industries. The Distribution segment markets and distributes a variety of industrial, specialty and fine organic chemicals and intermediates produced primarily by third parties. The All Other segment manufactures and markets a variety of specialty custom chemicals and copper-based fungicides. Intersegment sales and transfers were not significant. The following segment data includes information only for continuing operations.

                                      ANIMAL
                                     HEALTH &   INDUSTRIAL                    ALL    CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER      OTHER       TOTAL
                                    ---------   ----------   ------------   ------   -----------   -------
THREE MONTHS ENDED MARCH 31, 2005
Net sales                            $69,005      $8,871        $7,838      $4,541     $    --     $90,255
Operating income (loss)                3,420         957           895         414      (4,946)        740
Depreciation and amortization          5,303         374             6          --       1,055       6,738

     The Animal Health and Nutrition segment includes Belgium Plant Transaction costs of $1,277 of severance expense and $3,095 of depreciation expense

                                      ANIMAL
                                     HEALTH &   INDUSTRIAL                    ALL    CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER      OTHER       TOTAL
                                    ---------   ----------   ------------   ------   -----------   -------
THREE MONTHS ENDED MARCH 31, 2004
Net sales                            $64,819      $10,000       $7,916      $3,241     $    --     $85,976
Operating income (loss)                8,370        1,136          789         254      (3,823)      6,726
Depreciation and amortization          2,086          403            3          --         660       3,152

                                      ANIMAL
                                     HEALTH &   INDUSTRIAL                    ALL     CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER       OTHER        TOTAL
                                    ---------   ----------   ------------   -------   -----------   --------
NINE MONTHS ENDED MARCH 31, 2005
Net sales                            $205,519     $24,950       $23,603     $15,097    $     --     $269,169
Operating income/(loss)                 9,715       2,385         2,555       1,156     (13,351)       2,460
Depreciation and amortization          10,203       1,190            14          --       2,435       13,842

     The Animal Health and Nutrition segment includes Belgium Plant Transaction costs of $10,280 of severance expense and $3,628 of depreciation expense

                                      ANIMAL
                                     HEALTH &   INDUSTRIAL                    ALL     CORPORATE &
                                    NUTRITION    CHEMICALS   DISTRIBUTION    OTHER       OTHER        TOTAL
                                    ---------   ----------   ------------   -------   -----------   --------
NINE MONTHS ENDED MARCH 31, 2004
Net sales                            $193,347     $33,661       $23,511     $11,063    $     --     $261,582
Operating income/(loss)                22,925       2,736         2,322       1,381     (11,737)      17,627
Depreciation and amortization           6,174       1,691            10          --       1,608        9,483

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                                                 ANIMAL
                                                HEALTH &   INDUSTRIAL                   ALL    CORPORATE &
                                               NUTRITION    CHEMICALS   DISTRIBUTION   OTHER      OTHER        TOTAL
                                               ---------   ----------   ------------   -----   -----------   --------
IDENTIFIABLE ASSETS OF CONTINUING OPERATIONS
At March 31, 2005                               $198,962     $24,940       $7,356       $730     $21,613     $253,601
At June 30, 2004                                 185,601      26,146        7,715        405      16,211      236,078

15. CONSOLIDATING FINANCIAL STATEMENTS

     The Senior Secured Notes due 2010, issued by Holdings, are collateralized by all of Holdings' assets (now consisting substantially of all the outstanding capital stock of PAHC). The Senior Secured Notes due 2010 and such security interest are effectively subordinated to all liabilities, including PAHC's and its subsidiaries' trade payables, as well as PAHC's domestic senior credit facility and indenture indebtedness.

     The units of Senior Secured Notes due 2007, consisting of U.S. Notes issued by the Parent Issuer and Dutch Notes issued by the Dutch Issuer, are guaranteed by certain subsidiaries. The Parent Issuer and its U.S. subsidiaries ("U.S. Guarantor Subsidiaries"), excluding PMC, Prince MFG, LLC and MRT (the "Unrestricted Subsidiaries", as defined in the Indenture), fully and unconditionally guarantee all of the Senior Secured Notes due 2007 on a joint and several basis. In addition, the Dutch Issuer's subsidiaries, presently consisting of Phibro Animal Health SA (the "Belgium Guarantor"), fully and unconditionally guarantee the Dutch Notes. The Dutch Issuer and the Belgium Guarantor do not guarantee the U.S. Notes. Other foreign subsidiaries ("Non-Guarantor Subsidiaries") do not presently guarantee the Senior Secured Notes due 2007. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of the Parent Issuer other than the Unrestricted Subsidiaries and include: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

     The Senior Subordinated Notes due 2008, issued by the Parent Issuer, are guaranteed by certain subsidiaries. The Parent Issuer's U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes due 2008 on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes due 2008. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of the Parent Issuer including: CP Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC; Prince MFG, LLC; MRT (until divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

     The following consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of Holdings, the Parent Issuer, Unrestricted Subsidiaries, U.S. Guarantor Subsidiaries, Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries. The Unrestricted Subsidiaries, U.S. Guarantor Subsidiaries, Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by the Company.

     Investments in subsidiaries are accounted for by Holdings and the Parent Issuer using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group. The principal consolidation adjustments are to eliminate investments in subsidiaries and intercompany balances and transactions.

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2005

                                             Parent   Unrestricted  U.S. Guarantor    Dutch    Belgium   Non-Guarantor
                                             Issuer   Subsidiaries   Subsidiaries    Issuer   Guarantor   Subsidiaries
                                            --------  ------------  --------------  --------  ---------  -------------
                                                                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                $     67       $--         $    985     $     16   $    393    $  5,944
   Trade receivables                           3,054        --           25,115           --      3,344      21,691
   Other receivables                             628        --            1,190           --      1,321       1,187
   Inventory                                   2,422        --           35,485           --     34,663      26,489
   Prepaid expenses and other                  1,281        --              575           --      1,115       3,670
   Current assets from
      discontinued operations                     --        --               --           --         --       2,150
                                            --------       ---         --------     --------   --------    --------
         TOTAL CURRENT ASSETS                  7,452        --           63,350           16     40,836      61,131
                                            --------       ---         --------     --------   --------    --------

Property, plant & equipment, net                 920        --           13,191           --     13,461      24,948

Intangibles                                       --        --            3,933           --      1,496       5,245
Investment in subsidiaries                   103,603        --               --       (8,355)        --          --
Intercompany                                  12,163        --           92,602       30,308     (3,773)    (15,363)
Other assets                                  14,683        --            1,108           --         --       1,072
Other assets from discontinued operations         --        --               --           --         --       3,329
                                            --------       ---         --------     --------   --------    --------
                                            $138,821       $--         $174,184     $ 21,969   $ 52,020    $ 80,362
                                            ========       ===         ========     ========   ========    ========

                                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Cash overdraft                           $     --       $--         $  2,821     $     --   $     --    $     --
   Loan payable to banks                       3,913        --               --           --         --          34
   Current portion of long-term debt              --        --               --           --         --       2,250
   Accounts payable                            1,324        --           19,881           --      2,252      10,497
   Accrued expenses and other                 12,903        --            9,192          866     22,154      10,681
   Current liabilities from
      discontinued operations                     --        --               --           --         --         998
                                            --------       ---         --------     --------   --------    --------
         TOTAL CURRENT LIABILITIES            18,140        --           31,894          866     24,406      24,460
                                            --------       ---         --------     --------   --------    --------

Long-term debt                               151,236        --               --       24,284         --       1,125
Intercompany debt                                 --        --           27,191        5,044     34,916      48,786
Other liabilities                              9,525        --            5,415           --      1,053       3,847
                                            --------       ---         --------     --------   --------    --------
         TOTAL LIABILITIES                   178,901        --           64,500       30,194     60,375      78,218
                                            --------       ---         --------     --------   --------    --------

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock                      521        --               --           --         --          --
   Common stock                                    2        --               33           --         --          --
   Paid-in capital                            27,260        --          108,383           21         52       1,537
   Retained earnings (accumulated deficit)   (68,010)       --            1,259      (14,274)   (14,435)      6,496
   Accumulated other comprehensive
      income (loss):
      Gain on derivative instruments             304        --              304           --         --          --
      Cumulative currency
         translation adjustment                 (157)       --             (295)       6,028      6,028      (5,889)
                                            --------       ---         --------     --------   --------    --------
         TOTAL STOCKHOLDERS'
            EQUITY (DEFICIT)                 (40,080)       --          109,684       (8,225)    (8,355)      2,144
                                            --------       ---         --------     --------   --------    --------
                                            $138,821       $--         $174,184     $ 21,969   $ 52,020    $ 80,362
                                            ========       ===         ========     ========   ========    ========

                                            Consolidation      PAHC       Holdings  Consolidation    Holdings
                                             Adjustments   Consolidated    Issuer    Adjustments   Consolidated
                                            -------------  ------------  ---------  -------------  ------------
                                                                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $      --      $  7,405     $    886    $     --       $  8,291
   Trade receivables                                 --        53,204           --          --         53,204
   Other receivables                                 --         4,326           --          --          4,326
   Inventory                                         --        99,059           --          --         99,059
   Prepaid expenses and other                        --         6,641           --          --          6,641
   Current assets from
      discontinued operations                        --         2,150           --          --          2,150
                                              ---------      --------     --------    --------       --------
         TOTAL CURRENT ASSETS                        --       172,785          886          --        173,671
                                              ---------      --------     --------    --------       --------

Property, plant & equipment, net                     --        52,520           --          --         52,520

Intangibles                                          --        10,674           --          --         10,674
Investment in subsidiaries                      (95,248)           --      (40,080)     40,080             --
Intercompany                                   (115,937)           --           --          --             --
Other assets                                         --        16,863        2,023          --         18,886
Other assets from discontinued operations            --         3,329           --          --          3,329
                                              ---------      --------     --------    --------       --------
                                              $(211,185)     $256,171     $(37,171)   $ 40,080       $259,080
                                              =========      ========     ========    ========       ========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Cash overdraft                             $      --      $  2,821     $     --    $     --       $  2,821
   Loan payable to banks                             --         3,947           --          --          3,947
   Current portion of long-term debt                 --         2,250           --          --          2,250
   Accounts payable                                  --        33,954           --          --         33,954
   Accrued expenses and other                                  55,796          581                     56,377
   Current liabilities from
      discontinued operations                                     998           --                        998
                                              ---------      --------     --------    --------       --------
         TOTAL CURRENT LIABILITIES                   --        99,766          581          --        100,347
                                              ---------      --------     --------    --------       --------

Long-term debt                                       --       176,645       29,604          --        206,249
Intercompany debt                              (115,937)           --           --          --             --
Other liabilities                                    --        19,840           --          --         19,840
                                              ---------      --------     --------    --------       --------
         TOTAL LIABILITIES                     (115,937)      296,251       30,185          --        326,436
                                              ---------      --------     --------    --------       --------

STOCKHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock                          --           521          521        (521)           521
   Common stock                                     (33)            2            2          (2)             2
   Paid-in capital                             (109,993)       27,260          860     (27,260)           860
   Retained earnings (accumulated deficit)       20,954       (68,010)     (68,886)     68,010        (68,886)
   Accumulated other comprehensive                                 --                                      --
      income (loss):
      Gain on derivative instruments               (304)          304          304        (304)           304
      Cumulative currency
         translation adjustment                  (5,872)         (157)        (157)        157           (157)
                                              ---------      --------     --------    --------       --------
         TOTAL STOCKHOLDERS'
            EQUITY (DEFICIT)                    (95,248)      (40,080)     (67,356)     40,080        (67,356)
                                              ---------      --------     --------    --------       --------
                                              $(211,185)     $256,171     $(37,171)   $ 40,080       $259,080
                                              =========      ========     ========    ========       ========

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                             Parent    Unrestricted   U.S. Guarantor    Dutch     Belgium    Non-Guarantor
                                             Issuer    Subsidiaries    Subsidiaries     Issuer   Guarantor    Subsidiaries
                                            --------   ------------   --------------   -------   ---------   -------------
NET SALES                                   $ 6,169         $--           $55,191      $    --    $ 3,328       $25,567

NET SALES - INTERCOMPANY                         44          --                --           --      9,787         2,115

COST OF GOODS SOLD (includes
   Belgium Plant Transactions costs
   of $4,372)                                 4,724          --            40,903           --     14,492        23,331
                                            -------         ---           -------      -------    -------       -------
   GROSS PROFIT                               1,489          --            14,288           --     (1,377)        4,351

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                    5,610          --             7,705            8        736         3,826
                                            -------         ---           -------      -------    -------       -------
   OPERATING INCOME (LOSS)                   (4,121)         --             6,583           (8)    (2,113)          525

OTHER:
   Interest expense                           4,913          --                --          652         15           311
   Interest (income)                             (3)         --                --           --         --           (16)
   Other (income) expense, net                   --          --               587           --        301          (811)

   Intercompany interest and other           (6,847)         --             5,176         (797)     1,095         1,373

   (Profit) loss relating to subsidiaries     3,492          --                --        3,505         --            --
                                            -------         ---           -------      -------    -------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES                    (5,676)         --               820       (3,368)    (3,524)         (332)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                 180          --               171           --        (19)          441
                                            -------         ---           -------      -------    -------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS                  (5,856)         --               649       (3,368)    (3,505)         (773)

DISCONTINUED OPERATIONS:
   Income relating to discontinued
      operations                                272          --                --           --         --            --
   Income from discontinued
      operations (net of income taxes)           --          --                --           --         --           272
                                            -------         ---           -------      -------    -------       -------
      NET INCOME (LOSS)                     $(5,584)        $--           $   649      $(3,368)   $(3,505)      $  (501)
                                            =======         ===           =======      =======    =======       =======

                                            Consolidation       PAHC       Holdings   Consolidation     Holdings
                                             Adjustments    Consolidated    Issuer     Adjustments    Consolidated
                                            -------------   ------------   --------   -------------   ------------
NET SALES                                     $     --        $90,255      $    --       $    --        $90,255

NET SALES - INTERCOMPANY                       (11,946)            --           --            --             --

COST OF GOODS SOLD (includes
   Belgium Plant Transactions costs
   of $4,372)                                  (11,946)        71,504           --            --         71,504
                                              --------        -------      -------       -------        -------
   GROSS PROFIT                                     --         18,751           --            --         18,751

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                          --         17,885          126            --         18,011
                                              --------        -------      -------       -------        -------
   OPERATING INCOME (LOSS)                          --            866         (126)           --            740

OTHER:
   Interest expense                                 --          5,891          775            --          6,666
   Interest (income)                                --            (19)         (25)           --            (44)
   Other (income) expense, net                      --             77           --            --             77

   Intercompany interest and other                  --             --           --            --             --

   (Profit) loss relating to subsidiaries       (6,997)            --        5,856        (5,856)            --
                                              --------        -------      -------       -------        -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES                        6,997         (5,083)      (6,732)        5,856         (5,959)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                     --            773           --            --            773
                                              --------        -------      -------       -------        -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS                      6,997         (5,856)      (6,732)        5,856         (6,732)

DISCONTINUED OPERATIONS:
   Income relating to discontinued
      operations                                  (272)            --          272          (272)            --
   Income from discontinued
      operations (net of income taxes)              --            272           --            --            272
                                              --------        -------      -------       -------        -------
      NET INCOME (LOSS)                       $  6,725        $(5,584)     $(6,460)      $ 5,584        $(6,460)
                                              ========        =======      =======       =======        =======

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                             Parent    Unrestricted   U.S. Guarantor     Dutch     Belgium    Non-Guarantor
                                             Issuer    Subsidiaries    Subsidiaries     Issuer    Guarantor    Subsidiaries
                                            --------   ------------   --------------   --------   ---------   -------------
NET SALES                                   $ 18,345        $--          $169,657      $     --   $  7,556       $73,611

NET SALES - INTERCOMPANY                         137         --               131            --     20,447         5,532

COST OF GOODS SOLD (includes
   Belgium Plant Transactions costs
   of $13,908)                                14,378         --           125,895            --     35,276        65,380
                                            --------        ---          --------      --------   --------       -------
   GROSS PROFIT                                4,104         --            43,893            --     (7,273)       13,763

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                    15,828         --            22,054            14      2,102        11,903
                                            --------        ---          --------      --------   --------       -------
   OPERATING INCOME (LOSS)                   (11,724)        --            21,839           (14)    (9,375)        1,860

OTHER:
   Interest expense                           13,850         --                --         1,951         38           687
   Interest (income)                              (5)        --                (4)           --         --           (68)
   Other (income) expense, net                     4         --               213            --         90          (998)

   Intercompany interest and other           (20,781)        --            15,562        (2,113)     2,976         4,356

   (Profit) loss relating to subsidiaries      8,385         --                --        11,009         --            --
                                            --------        ---          --------      --------   --------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES                    (13,177)        --             6,068       (10,861)   (12,479)       (2,117)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                  694         --               470            --     (1,470)        1,005
                                            --------        ---          --------      --------   --------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS                  (13,871)        --             5,598       (10,861)   (11,009)       (3,122)

DISCONTINUED OPERATIONS:
   Income relating to discontinued
       operations                                575         --                --            --         --            --
   Income from discontinued operations
      (net of income taxes)                       --         --                --            --         --           575
                                            --------        ---          --------      --------   --------       -------
      NET INCOME (LOSS)                     $(13,296)       $--          $  5,598      $(10,861)  $(11,009)      $(2,547)
                                            ========        ===          ========      ========   ========       =======

                                            Consolidation       PAHC       Holdings   Consolidation     Holdings
                                             Adjustments    Consolidated    Issuer     Adjustments    Consolidated
                                            -------------   ------------   --------   -------------   ------------
NET SALES                                     $     --       $ 269,169     $     --     $     --        $269,169

NET SALES - INTERCOMPANY                       (26,247)             --           --           --              --

COST OF GOODS SOLD (includes
   Belgium Plant Transactions costs
   of $13,908)                                 (26,247)        214,682           --           --         214,682
                                              --------       ---------     --------     --------        --------
   GROSS PROFIT                                     --          54,487           --           --          54,487

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                          --          51,901          126           --          52,027
                                              --------       ---------     --------     --------        --------
   OPERATING INCOME (LOSS)                          --           2,586         (126)          --           2,460

OTHER:
   Interest expense                                 --          16,526          775           --          17,301
   Interest (income)                                --             (77)         (25)          --            (102)
   Other (income) expense, net                      --            (691)          --           --            (691)

   Intercompany interest and other                  --              --           --           --              --

   (Profit) loss relating to subsidiaries      (19,394)             --       13,871      (13,871)             --
                                              --------       ---------     --------     --------        --------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES                       19,394         (13,172)     (14,747)      13,871         (14,048)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                     --             699           --           --             699
                                              --------       ---------     --------     --------        --------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS                     19,394         (13,871)     (14,747)      13,871         (14,747)

DISCONTINUED OPERATIONS:
   Income relating to discontinued
       operations                                 (575)             --          575         (575)             --
   Income from discontinued operations
      (net of income taxes)                         --             575           --           --             575
                                              --------       ---------     --------     --------        --------
      NET INCOME (LOSS)                       $ 18,819       $ (13,296)    $(14,172)    $ 13,296        $(14,172)
                                              ========       =========     ========     ========        ========

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                                      Parent    Unrestricted   U.S. Guarantor     Dutch     Belgium    Non-Guarantor
                                                      Issuer    Subsidiaries    Subsidiaries     Issuer    Guarantor    Subsidiaries
                                                     --------   ------------   --------------   --------   ---------   -------------
OPERATING ACTIVITIES:
   Net income (loss)                                 $(13,296)      $ --          $ 5,598       $(10,861)  $(11,009)      $(2,547)
   Adjustment for discontinued operations                (575)        --               --             --         --          (575)
                                                     --------       ----          -------       --------   --------       -------
   Income (loss) from continuing operations           (13,871)        --            5,598        (10,861)   (11,009)       (3,122)

   Adjustments to reconcile income (loss)
         from continuing operations to net cash
         provided (used) by operating activities:
      Depreciation and amortization (includes
         accelerated depreciation from the
         Belgium Plant Transactions of $3,628)          2,309         --            2,113             --      5,880         3,414
      Deferred income taxes                                --         --               --             --         --          (202)
      Net gain from sales of assets                        --         --             (777)            --         --           (12)
      Effects of changes in foreign currency               --         --             (554)            --        (87)         (119)
      Other                                               289         --               37             --         --           104

      Changes in operating assets and liabilities:
         Accounts receivable                             (392)        --            2,066             --       (575)        3,361
         Inventory                                       (428)        --            2,772             --     (9,857)       (8,865)
         Prepaid expenses and other                     1,656         --              631             --     (1,277)          637
         Other assets                                      (2)        --             (241)            --         --          (375)
         Intercompany                                   2,274          5           (5,707)         5,926      7,605         9,291
         Accounts payable                              (1,610)         6           (8,579)            --       (152)       (1,043)
         Accrued expenses and other                     4,707         (1)           1,286            650        237         2,241
         Accrued costs of non-completed
            transaction                                (3,970)        --               --             --         --            --
         Accrued costs of the
            Belgium Plant Transactions                     --         --               --             --     10,280            --
   Cash provided by discontinued operations                --         --               --             --         --           808
                                                     --------       ----          -------       --------   --------       -------
      NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                          (9,038)        10           (1,355)        (4,285)     1,045         6,118
                                                     --------       ----          -------       --------   --------       -------
INVESTING ACTIVITIES:
   Capital expenditures                                  (909)        --           (1,626)            --       (726)       (1,837)
   Proceeds from sale of assets                            --         --            1,320             --         --            33
   Other investing                                       (119)        --               --             --       (154)          154
   Discontinued operations                                 --         --               --             --         --           (93)
                                                     --------       ----          -------       --------   --------       -------
      NET CASH (USED) BY
         INVESTING ACTIVITIES                          (1,028)        --             (306)            --       (880)       (1,743)
                                                     --------       ----          -------       --------   --------       -------
FINANCING ACTIVITIES:
   Net increase (decrease) in cash overdraft               --        (10)           1,940             --         --            --
   Net increase (decrease) in short-term debt          (7,083)        --               --             --         --            34
   Proceeds from long-term debt                        19,107         --               --          4,284         --           901
   Proceeds from capital contribution from
       PAHC Holdings Corporation                       26,400         --               --             --         --            --
   Redemption of Series C preferred stock             (26,400)        --               --             --         --            --
   Payments of long-term debt                              --         --             (103)            --         --        (3,810)
   Debt refinancing costs                              (2,027)        --               --             --         --            --
                                                     --------       ----          -------       --------   --------       -------
      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                           9,997        (10)           1,837          4,284         --        (2,875)
                                                     --------       ----          -------       --------   --------       -------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                 --         --                8             --         16            42
                                                     --------       ----          -------       --------   --------       -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       (69)        --              184             (1)       181         1,542
CASH AND CASH EQUIVALENTS
   at beginning of period                                 136         --              801             17        212         4,402
                                                     --------       ----          -------       --------   --------       -------
CASH AND CASH EQUIVALENTS
   at end of period                                  $     67       $ --          $   985       $     16   $    393       $ 5,944
                                                     ========       ====          =======       ========   ========       =======

                                                     Consolidation       PAHC       Holdings   Consolidation     Holdings
                                                      Adjustments    Consolidated    Issuer     Adjustments    Consolidated
                                                     -------------   ------------   --------   -------------   ------------
OPERATING ACTIVITIES:
   Net income (loss)                                   $ 18,819        $(13,296)    $(14,172)    $ 13,296        $(14,172)
   Adjustment for discontinued operations                   575            (575)        (575)         575            (575)
                                                       --------        --------     --------     --------        --------
   Income (loss) from continuing operations              19,394         (13,871)     (14,747)      13,871         (14,747)

   Adjustments to reconcile income (loss)
         from continuing operations to net cash
         provided (used) by operating activities:
      Depreciation and amortization (includes
         accelerated depreciation from the
         Belgium Plant Transactions of $3,628)               --          13,716          126           --          13,842
      Deferred income taxes                                  --            (202)          --           --            (202)
      Net gain from sales of assets                          --            (789)          --           --            (789)
      Effects of changes in foreign currency                 --            (760)          --           --            (760)
      Other                                                  --             430           --           --             430

      Changes in operating assets and liabilities:                           --                                        --
         Accounts receivable                                 --           4,460           --           --           4,460
         Inventory                                           --         (16,378)          --           --         (16,378)
         Prepaid expenses and other                          --           1,647           --           --           1,647
         Other assets                                        --            (618)          --           --            (618)
         Intercompany                                   (19,394)             --       13,871      (13,871)             --
         Accounts payable                                    --         (11,378)          --           --         (11,378)
         Accrued expenses and other                          --           9,120          775           --           9,895
         Accrued costs of non-completed
            transaction                                      --          (3,970)          --           --          (3,970)
         Accrued costs of the
            Belgium Plant Transactions                       --          10,280           --           --          10,280
   Cash provided by discontinued operations                  --             808           --           --             808
                                                       --------        --------     --------     --------        --------
      NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                                --          (7,505)          25           --          (7,480)
                                                       --------        --------     --------     --------        --------
INVESTING ACTIVITIES:
   Capital expenditures                                      --          (5,098)          --           --          (5,098)
   Proceeds from sale of assets                              --           1,353           --           --           1,353
   Other investing                                           --            (119)     (26,400)      26,400            (119)
   Discontinued operations                                   --             (93)          --           --             (93)
                                                       --------        --------     --------     --------        --------
      NET CASH (USED) BY
         INVESTING ACTIVITIES                                --          (3,957)     (26,400)      26,400          (3,957)
                                                       --------        --------     --------     --------        --------
FINANCING ACTIVITIES:
   Net increase (decrease) in cash overdraft                 --           1,930           --           --           1,930
   Net increase (decrease) in short-term debt                --          (7,049)          --           --          (7,049)
   Proceeds from long-term debt                              --          24,292       29,000           --          53,292
   Proceeds from capital contribution from
       PAHC Holdings Corporation                             --          26,400           --      (26,400)             --
   Redemption of Series C preferred stock                    --         (26,400)          --           --         (26,400)
   Payments of long-term debt                                --          (3,913)          --           --          (3,913)
   Debt refinancing costs                                    --          (2,027)      (1,739)          --          (3,766)
                                                       --------        --------     --------     --------        --------
      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                                --          13,233       27,261      (26,400)         14,094
                                                       --------        --------     --------     --------        --------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                                   66           --                           66
                                                       --------        --------     --------     --------        --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          --           1,837          886           --           2,723
CASH AND CASH EQUIVALENTS
   at beginning of period                                                 5,568           --                        5,568
                                                       --------        --------     --------     --------        --------
CASH AND CASH EQUIVALENTS
   at end of period                                    $     --        $  7,405     $    886     $     --        $  8,291
                                                       ========        ========     ========     ========        ========

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2004

                                                           U.S.
                                Parent   Unrestricted    Guarantor    Dutch    Belgium   Non-Guarantor  Consolidation  Consolidated
                                Issuer   Subsidiaries  Subsidiaries   Issuer  Guarantor   Subsidiaries   Adjustments      Balance
                               --------  ------------  ------------  -------  ---------  -------------  -------------  ------------
                                                                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents   $    136     $    --      $    801    $    17   $   212     $  4,402       $      --      $  5,568
   Trade receivables              2,670          --        26,996         --     2,592       24,959              --        57,217
   Other receivables                317         414         1,195         --        72          768              --         2,766
   Inventory                      1,994          --        37,890         --    23,159       15,519                        78,562
   Prepaid expenses and other     3,195         110           565         --     1,018        3,703              --         8,591
   Current assets from
      discontinued operations        --          --            --         --        --        1,886              --         1,886
                               --------     -------      --------    -------   -------     --------       ---------      --------
         TOTAL CURRENT ASSETS     8,312         524        67,447         17    27,053       51,237              --       154,590
                               --------     -------      --------    -------   -------     --------       ---------      --------

Property, plant & equipment,
   net                              105          --        13,730         --    17,321       24,225              --        55,381
Intangibles                          --          --         4,252         --     1,569        5,874              --        11,695
Investment in subsidiaries      125,355          --            --      1,604        --           --        (126,959)           --
Intercompany                    (14,995)     20,995        60,030     20,181     1,630      (12,497)        (75,344)           --
Other assets                     14,506          --         1,056         --        --          736              --        16,298
Other assets from
   discontinued operations           --          --            --         --        --        3,405              --         3,405
                               --------     -------      --------    -------   -------     --------       ---------      --------
                               $133,283     $21,519      $146,515    $21,802   $47,573     $ 72,980       $(202,303)     $241,369
                               ========     =======      ========    =======   =======     ========       =========      ========

                                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Cash overdraft              $     --     $    10      $    881    $    --   $    --     $     --       $      --      $    891
   Loan payable to banks         10,996          --            --         --        --           --              --        10,996
   Current portion of
      long-term debt                 --          --           101         --        --        1,250              --         1,351
   Accounts payable               4,734           9        28,434         --     2,258       11,329              --        46,764
   Accrued expenses and other    11,857         159         8,306        216    12,022        6,820                        39,380
   Current liabilities from
      discontinued operations        --          --            --         --        --          838              --           838
                               --------     -------      --------    -------   -------     --------       ---------      --------
         TOTAL CURRENT
            LIABILITIES          27,587         178        37,722        216    14,280       20,237              --       100,220
                               --------     -------      --------    -------   -------     --------       ---------      --------
Long-term debt                  133,029          --             2     20,000        --        4,987              --       158,018
Intercompany debt                    --          --            --         --    30,553       44,791         (75,344)           --
Other liabilities                11,822          --         4,897         --     1,136        4,431              --        22,286
                               --------     -------      --------    -------   -------     --------       ---------      --------
         TOTAL LIABILITIES      172,438         178        42,621     20,216    45,969       74,446         (75,344)      280,524
                               --------     -------      --------    -------   -------     --------       ---------      --------
REDEEMABLE SECURITIES:
   Series C preferred stock      24,678          --            --         --        --           --              --        24,678
                               --------     -------      --------    -------   -------     --------       ---------      --------
STOCKHOLDERS' EQUITY
   (DEFICIT):
   Series A preferred stock         521          --            --         --        --           --              --           521
   Common stock                       2           1            33         --        --           --             (34)            2
   Paid-in capital                  860          --       108,383         21        52        1,537        (109,993)          860
   Retained earnings
      (accumulated deficit)     (57,964)     21,340        (4,339)    (2,744)   (2,757)       8,374         (19,874)      (57,964)
   Accumulated other
      comprehensive                                                                                                            --
      income (loss):
      Gain on derivative
         instruments                  9          --             9         --        --           --              (9)            9
      Cumulative currency
         translation
         adjustment              (7,261)         --          (192)     4,309     4,309      (11,377)          2,951        (7,261)
                               --------     -------      --------    -------   -------     --------       ---------      --------
         TOTAL STOCKHOLDERS'
            EQUITY (DEFICIT)    (63,833)     21,341       103,894      1,586     1,604       (1,466)       (126,959)      (63,833)
                               --------     -------      --------    -------   -------     --------       ---------      --------
                               $133,283     $21,519      $146,515    $21,802   $47,573     $ 72,980       $(202,303)     $241,369
                               ========     =======      ========    =======   =======     ========       =========      ========

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                Parent  Unrestricted  U.S. Guarantor   Dutch   Belgium   Non-Guarantors  Consolidation  Consolidated
                                Issuer  Subsidiaries   Subsidiaries   Issuer  Guarantor   Subsidiaries    Adjustments      Balance
                               -------  ------------  --------------  ------  ---------  --------------  -------------  ------------
NET SALES                      $ 5,331       $--         $55,374      $  --     $1,162      $24,109         $    --       $85,976

NET SALES - INTERCOMPANY            16        --              32         --      7,534          418          (8,000)           --

COST OF GOODS SOLD               4,176        --          40,301         --      6,461       20,308          (8,000)       63,246
                               -------       ---         -------      -----     ------      -------         -------       -------
   GROSS PROFIT                  1,171        --          15,105         --      2,235        4,219              --        22,730

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES       4,868        --           6,476          2        776        3,882              --        16,004
                               -------       ---         -------      -----     ------      -------         -------       -------
   OPERATING INCOME (LOSS)      (3,697)       --           8,629         (2)     1,459          337              --         6,726

OTHER:
   Interest expense              4,179        --              --        650         60           29              --         4,918
   Interest (income)                (1)       --              --         --         --          (42)             --           (43)
   Other (income) expense,
      net                          112        --            (350)        --        118          (14)             --          (134)
   Net (gain) on
      extinguishment of debt        --        --              --         --         --           --              --            --

   Intercompany interest and
      other                     (4,407)       --           2,345       (657)       943        1,776              --            --

   (Profit) loss relating to
      subsidiaries              (3,439)       --              --          2         --           --           3,437            --
                               -------       ---         -------      -----     ------      -------         -------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES         (141)       --           6,634          3        338       (1,412)         (3,437)        1,985

PROVISION FOR
   INCOME TAXES                     --        --             211         --        340        1,575              --         2,126
                               -------       ---         -------      -----     ------      -------         -------       -------
   INCOME (LOSS) FROM
      CONTINUING OPERATIONS       (141)       --           6,423          3         (2)      (2,987)         (3,437)         (141)

DISCONTINUED OPERATIONS:
   (Loss) relating to
      discontinued operations     (254)       --              --         --         --           --             254            --
   (Loss) from discontinued
      operations
      (net of income taxes)         --        --              --         --         --         (254)                         (254)
                               -------       ---         -------      -----     ------      -------         -------       -------
      NET INCOME (LOSS)        $  (395)      $--         $ 6,423      $   3     $   (2)     $(3,241)        $(3,183)      $  (395)
                               =======       ===         =======      =====     ======      =======         =======       =======

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004

                             Parent   Unrestricted  U.S. Guarantor   Dutch    Belgium   Non-Guarantors  Consolidation  Consolidated
                             Issuer   Subsidiaries   Subsidiaries    Issuer  Guarantor   Subsidiaries    Adjustments      Balance
                            --------  ------------  --------------  -------  ---------  --------------  -------------  ------------
NET SALES                   $ 16,453    $11,118        $158,070     $    --   $ 3,402      $72,539       $     --       $261,582

NET SALES - INTERCOMPANY         113      2,598             425          --    20,530        2,593        (26,259)            --

COST OF GOODS SOLD            12,995     10,139         117,520          --    20,432       60,836        (26,259)       195,663
                            --------    -------        --------     -------   -------      -------       --------       --------
   GROSS PROFIT                3,571      3,577          40,975          --     3,500       14,296             --         65,919

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES    14,936      1,299          18,851           4     1,860       11,342                        48,292
                            --------    -------        --------     -------   -------      -------       --------       --------
   OPERATING INCOME (LOSS)   (11,365)     2,278          22,124          (4)    1,640        2,954             --         17,627

OTHER:
   Interest expense           11,920         18              --       1,156        79          227                        13,400
   Interest (income)              (4)        --              --          --        --         (113)                         (117)
   Other (income) expense,
      net                        640         --            (626)         --      (294)        (314)                         (594)
   Net (gain) on
      extinguishment
      of debt                (23,226)        --              --          --        --           --                       (23,226)

   Intercompany interest
      and other              (16,152)     1,892           7,833      (1,167)    2,389        5,205                            --

   (Profit) loss relating
      to subsidiaries         (8,913)        --              --         534        --           --          8,379             --
                            --------    -------        --------     -------   -------      -------       --------       --------
   INCOME (LOSS) FROM
      CONTINUING
      OPERATIONS BEFORE
      INCOME TAXES            24,370        368          14,917        (527)     (534)      (2,051)        (8,379)        28,164

PROVISION FOR
   INCOME TAXES                1,951         96             883          --        --        2,815                         5,745
                            --------    -------        --------     -------   -------      -------       --------       --------
   INCOME (LOSS) FROM
      CONTINUING
      OPERATIONS              22,419        272          14,034        (527)     (534)      (4,866)        (8,379)        22,419

DISCONTINUED OPERATIONS:
   (Loss) relating to
      discontinued
      operations                (504)        --              --          --        --           --            504             --
   (Loss) from
      discontinued
      operations (net
      of income
      taxes)                      --       (124)             --          --        --         (380)                         (504)
   Gain on disposal of
      discontinued
      operations (net
      of income
      taxes)                     231         --              --          --        --           --                           231
                            --------    -------        --------     -------   -------      -------       --------       --------
      NET INCOME (LOSS)     $ 22,146    $   148        $ 14,034     $  (527)  $  (534)     $(5,246)      $ (7,875)      $ 22,146
                            ========    =======        ========     =======   =======      =======       ========       ========

                   PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004

                                                          Parent    Unrestricted   U.S. Guarantor     Dutch
                                                          Issuer    Subsidiaries    Subsidiaries     Issuer
                                                         --------   ------------   --------------   --------
OPERATING ACTIVITIES:
   Net income (loss)                                     $ 22,146     $    148        $ 14,034      $   (527)
   Adjustment for discontinued operations                     273          124              --            --
                                                         --------     --------        --------      --------
   Income (loss) from continuing operations                22,419          272          14,034          (527)

   Adjustments to reconcile income (loss)
      from continuing operations to net cash
      provided (used) by operating activities:
      Depreciation and amortization                         1,608          487           1,864            --
      Deferred income taxes                                    --           --              --            --
      Net gain from sales of assets                            --           --            (689)           --
      Net gain on extinguishment of debt                  (23,226)          --              --            --
      Effects of changes in foreign currency                   --           --              63            --
      Other                                                   391           --              20            --

      Changes in operating assets and liabilities:
         Accounts receivable                                  156          336          (5,405)           --
         Inventory                                            504         (543)          2,052            --
         Prepaid expenses and other                         1,190          188          (1,163)           --
         Other assets                                       1,020           --              (4)           --
         Intercompany                                      (2,263)      17,358         (13,553)      (20,610)
         Accounts payable                                  (2,613)        (332)         (7,045)           --
         Accrued expenses and other                         5,033         (276)          6,317         1,156
   Cash provided (used) by discontinued operations            231         (652)             --            --
                                                         --------     --------        --------      --------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      4,450       16,838          (3,509)      (19,981)
                                                         --------     --------        --------      --------

INVESTING ACTIVITIES:
   Capital expenditures                                       (44)         (62)         (1,334)           --
   Proceeds from sale of assets                                --           --           1,057            --
   Other investing                                             --           --              --            --
   Discontinued operations                                 14,351           --              --            --
                                                         --------     --------        --------      --------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     14,307          (62)           (277)           --
                                                         --------     --------        --------      --------

FINANCING ACTIVITIES:
   Net increase (decrease) in cash overdraft                 (350)        (274)          2,987            --
   Net increase (decrease) in short-term debt             (29,874)          --              --            --
   Proceeds from long-term debt                            85,000           --              --        20,000
   Payments of long-term debt                             (32,679)         (13)           (960)           --
   Payment of Pfizer obligations                          (20,075)          --              --            --
   Payments relating to the Prince
      Transactions and transaction costs                   (4,415)     (16,608)             --            --
   Debt refinancing costs                                 (14,945)          --              --            --
   Discontinued operations                                     --           --              --            --
                                                         --------     --------        --------      --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    (17,338)     (16,895)          2,027        20,000
                                                         --------     --------        --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        --           --               1            --
                                                         --------     --------        --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,419         (119)         (1,758)           19

CASH AND CASH EQUIVALENTS at beginning of period               43          119           2,167            --
                                                         --------     --------        --------      --------
CASH AND CASH EQUIVALENTS at end of period               $  1,462     $     --        $    409      $     19
                                                         ========     ========        ========      ========

                                                          Belgium    Non-Guarantor   Consolidation   Consolidated
                                                         Guarantor    Subsidiaries    Adjustments       Balance
                                                         ---------   -------------   -------------   ------------
OPERATING ACTIVITIES:
   Net income (loss)                                      $  (534)      $(5,246)        $(7,875)       $ 22,146
   Adjustment for discontinued operations                      --           380            (504)            273
                                                          -------       -------         -------        --------
   Income (loss) from continuing operations                  (534)       (4,866)         (8,379)         22,419

   Adjustments to reconcile income (loss)
      from continuing operations to net cash
      provided (used) by operating activities:
      Depreciation and amortization                         1,900         3,624                           9,483
      Deferred income taxes                                    --           263                             263
      Net gain from sales of assets                            --            (2)                           (691)
      Net gain on extinguishment of debt                       --            --                         (23,226)
      Effects of changes in foreign currency               (1,177)          946                            (168)
      Other                                                    --           (10)                            401

      Changes in operating assets and liabilities:
         Accounts receivable                                  260         1,639                          (3,014)
         Inventory                                         (5,238)        1,646                          (1,579)
         Prepaid expenses and other                           (35)       (1,159)                           (979)
         Other assets                                          --           (39)                            977
         Intercompany                                      13,145        (2,456)          8,379              --
         Accounts payable                                  (2,751)         (756)                        (13,497)
         Accrued expenses and other                         3,849        (7,285)                          8,794
   Cash provided (used) by discontinued operations             --          (177)                           (598)
                                                          -------       -------         -------        --------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      9,419        (8,632)             --          (1,415)
                                                          -------       -------         -------        --------

INVESTING ACTIVITIES:
   Capital expenditures                                    (1,163)       (1,383)                         (3,986)
   Proceeds from sale of assets                                --            22                           1,079
   Other investing                                             --            (1)                             (1)
   Discontinued operations                                     --           456                          14,807
                                                          -------       -------         -------        --------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (1,163)         (906)             --          11,899
                                                          -------       -------         -------        --------

FINANCING ACTIVITIES:
   Net increase (decrease) in cash overdraft                   --            (9)                          2,354
   Net increase (decrease) in short-term debt                  --          (149)                        (30,023)
   Proceeds from long-term debt                                --         4,622                         109,622
   Payments of long-term debt                                  --          (960)                        (34,612)
   Payment of Pfizer obligations                           (8,225)           --                         (28,300)
   Payments relating to the Prince
      Transactions and transaction costs                       --            --                         (21,023)
   Debt refinancing costs                                      --            --                         (14,945)
   Discontinued operations                                     --         1,135                           1,135
                                                          -------       -------         -------        --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (8,225)        4,639              --         (15,792)
                                                          -------       -------         -------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        13           305                             319
                                                          -------       -------         -------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           44        (4,594)             --          (4,989)

CASH AND CASH EQUIVALENTS at beginning of period              185         8,665                          11,179
                                                          -------       -------         -------        --------
CASH AND CASH EQUIVALENTS at end of period                $   229       $ 4,071         $    --        $  6,190
                                                          =======       =======         =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PAHC Holdings Corporation (the "Company" or "Holdings") was formed on February 1, 2005 as a holding company for Phibro Animal Health Corporation ("PAHC") by the holders of all of PAHC's capital stock, other than the holders of PAHC's Series C Preferred Stock.

     For periods prior to the formation of the Company, the information contained herein is substantially identical to that of the Company's wholly-owned subsidiary PAHC, the sole reporting entity with respect to the Company's operations prior to the exchange offer for the HoldCo Notes.

     This information should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Report. The Company's Wychem, MRT and LaCornubia businesses have been classified as discontinued operations. This discussion presents information only for continuing operations, unless otherwise indicated. The Company presents its annual consolidated financial statements on the basis of its fiscal year ending June 30.

GENERAL

     The Company is a leading diversified global manufacturer and marketer of a broad range of animal health and nutrition products, specifically medicated feed additives (MFAs) and nutritional feed additives (NFAs), which are sold throughout the world predominantly to the poultry, swine and cattle markets. MFAs are used preventatively and therapeutically in animal feed to produce healthy livestock. The Company believes it is the third largest manufacturer and marketer of MFAs in the world, and that certain of its MFA products have leading positions in the marketplace. The Company is also a specialty chemicals manufacturer and marketer, serving primarily the United States pressure-treated wood and chemical industries. The Company has several proprietary products, and many of the Company's products provide critical performance attributes to customers' products, while representing a relatively small percentage of total end-product cost.

Holding Company and HoldCo Notes

     The Company was formed to hold the capital stock of PAHC, except for its Series C Preferred Stock. On February 10, 2005, the Company issued $29.0 million aggregate principal amount of its 15% Senior Secured Notes due 2010 (the "HoldCo Notes") in a private placement. Interest is payable at the option of Holdings in cash or pay-in-kind HoldCo Notes in its sole discretion. PAHC is not obligated for the HoldCo Notes. PAHC's ability to make payments to the Company is subject to the terms of PAHC's Senior Secured Notes, its Senior Subordinated Notes, and its domestic senior credit facility, and to applicable law.

     The proceeds from the sale of the HoldCo Notes were used to make a capital contribution to PAHC to finance the redemption of PAHC's Series C Preferred Stock in the amount of $26.4 million on February 28, 2005.

     The Company was formed by the holders of all of PAHC's capital stock, other than the holders of PAHC's Series C Preferred Stock. In particular, Jack Bendheim, Marvin Sussman and trusts for the benefit of Mr. Bendheim and his family exchanged all of their shares of Series A Preferred Stock and Class B Common Stock and Mr. Bendheim exchanged all of his shares of Class A Common Stock, for the same number and class of shares of the Company, having the same designations, relative rights, privileges and limitations as the PAHC's shares of such class (except to the extent that the Company is a Delaware corporation and PAHC is a New York corporation). The Company owns all the outstanding capital stock of all classes of PAHC.

     The HoldCo Notes are collateralized by all of the Company's assets (now consisting substantially of all the outstanding capital stock of PAHC). The HoldCo Notes and such security interest are effectively subordinated to all liabilities, including PAHC's and its subsidiaries' trade payables, as well as PAHC's indenture indebtedness.

     On May 16, 2005 the Company completed the exchange of its privately placed HoldCo Notes with new HoldCo Notes that have been registered with the SEC.

     In connection with the redemption of PAHC's Series C Preferred Stock, PAHC, Palladium Equity Partners II, LP ("Palladium'), the Company and the principal stockholders of the Company entered into an agreement with respect to (i) the redemption price (consisting of $19.6 million of liquidation preference and $6.8 million of equity value), (ii) amending the terms of the post-redemption redemption price adjustment set forth in the certificate of incorporation of PAHC (a) from an amount payable upon occurrence of certain capital stock transactions determined with respect to the value of PAHC upon the occurrence of such capital stock transaction, to a liquidated amount of $4.0 million, payable only after the occurrence of certain capital stock transactions and the receipt by the current stockholders of PAHC, on a cumulative basis, of an aggregate of $24.0 million of dividends and distributions in respect of such capital stock transactions, and (b) to remove the one year time period for such adjustment of the redemption price, and (iii) eliminating the backstop indemnification obligation of up to $4.0 million of PAHC to Palladium incurred in connection with the sale by PAHC to Palladium in December 2003 of The Prince Manufacturing Company ("PMC"). The excess of the redemption price over the carrying value of the Series C Preferred Stock and the elimination of the backstop indemnification obligation have been reflected as adjustments to stockholder's deficit on the condensed consolidated balance sheet at March 31, 2005. The Company has determined the fair value of the liability for the post-redemption redemption price adjustment to be insignificant to the consolidated financial statements, due to the uncertainty of the ultimate timing of such payment, if any. Future changes in the fair value of the liability for the post-redemption redemption price adjustment will be recorded through earnings in the period in which such change occurs.

Discontinued Operations - Wychem

     On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4.8 million to an investor group that included the former head of the Company's Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned Wychem through its subsidiaries: Koffolk (1949), Ltd. (Israel) which owned 75% and Ferro Metal and Chemical Corporation Limited (U.K.) which owned 25%. The Company anticipates that it will record a gain on the sale of Wychem of approximately $1.5 million in the quarter ending June 30, 2005. Wychem was included in the Company's All Other segment.

Belgium Plant Transactions

     On December 16, 2004, Phibro Animal Health SA, ("PAH Belgium") entered into an agreement with GlaxoSmithKline Biologicals ("GSK") to sell to GSK substantially all of PAH Belgium's facilities in Rixensart, Belgium (the "Belgium Plant"). Such sale, when completed (the "Belgium Plant Transactions"), will include the following elements (U.S. dollar amounts at the March 31, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6.2 million ($8.0 million), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.9 million) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1.5 million ($1.9 million) within six months from the closing date, EUR 1.5 million ($1.9 million) within eighteen months from the closing date, EUR 1.5 million ($1.9 million) within thirty months from the closing date, and EUR 0.5 million ($0.6 million) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land (valued at approximately EUR 0.4 million ($0.5 million) and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions, estimated in total to be EUR 10.2 million ($13.2 million), of which an amount estimated to be approximately EUR 4.2 million ($5.4 million) would be payable at or around the closing and an aggregate amount so estimated to be approximately EUR 6.0 million ($7.8 million) would be payable over periods up to thirteen years; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

     The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event earlier than July 1, 2005 or later than June 30, 2006.

     The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.

     As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of EUR 2.5 million ($3.1 million) as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of EUR 2.8 million, ($3.6 million) during the three months ended March 31, 2005 and will record an additional EUR 6.3 million ($8.2 million) of incremental depreciation expense ratably through November 2005. The Company recorded severance expense of EUR 6.7 million ($9.0 million) in December 2004 for the estimated minimum severance amounts indicated by law, contract, and/or past practice. The Company recorded additional expense of EUR 1.0 million ($1.3 million) during the three months ended March 31, 2005 and estimates it will record additional expense of EUR 2.6 million ($3.3 million) ratably through November 2005 for severance, retention agreements and other costs. The incremental depreciation expense of $3.6 million and severance expense of $10.3 million recorded through March 2005 are included in cost of goods sold on the Company's condensed consolidated statements of operations and comprehensive income (loss).

     The Company has determined that the carrying amount of the Belgium Plant at March 31, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.

     In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. At March 31, 2005 virginiamycin inventories were approximately $43.0 million and are expected to continue to increase through November 2005, based on current production rates.

Issuance of Additional 13% Senior Secured Notes

     On December 21, 2004, PAHC completed a private placement pursuant to which PAHC and Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the "Dutch Issuer" and together with PAHC, the "Issuers") issued and sold 22,491 additional units consisting of $18.2 million 13% Senior Secured Notes due 2007 of PAHC (the "U.S. Notes") and $4.3 million 13% Senior Secured Notes due 2007 of the Dutch Issuer (the "Dutch Notes" and together with the U.S. Notes, the "Additional Notes"), from which they received gross proceeds of $23.4 million. The proceeds were used to refinance indebtedness outstanding under PAHC's domestic senior credit facility. PAHC incurred financing costs of $2.3 million in connection with the issuance of the Additional Notes. The Additional Notes were issued under the Indenture dated October 21, 2003, as amended and supplemented (the "Indenture") under which the Issuers previously issued 105,000 units consisting of $85.0 million aggregate principal amount of U.S. Notes and $20.0 million aggregate principal amount of Dutch Notes.

     On March 9, 2005, PAHC completed the exchange of its privately placed 127,491 units of 13% Senior Secured Notes due 2007 with new units of 13% Senior Secured Notes due 2007 that have been registered with the SEC.

Amendment to the Domestic Senior Credit Facility

     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26.8 million for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22.5 million and for its reduction to $17.5 million on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

OTHER RISKS AND UNCERTAINTIES

     The Company's ability to fund its operating plan depends upon the continued availability of borrowing under PAHC's domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company expects adequate liquidity throughout 2005, with periods of reduced availability around the dates of the semi-annual interest payments due June 1 and December 1 related to PAHC's Senior Secured Notes and Senior Subordinated Notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. There can be no assurance the Company will be successful in any of the above-noted actions.

     The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in food-producing animals. The sale of feed additives containing antibiotics is a material portion of the Company's business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on the Company's financial position, results of operations and cash flows.

     The testing, manufacturing, and marketing of certain of the Company's products are subject to extensive regulation by numerous government authorities in the United States and other countries.

     The Company has significant assets located outside of the United States, and a significant portion of the Company's sales and earnings are attributable to operations conducted abroad.

     The Company has assets located in Israel and a portion of its sales and earnings are attributable to operations conducted in Israel. The Company is affected by social, political and economic conditions affecting Israel, and any major hostilities involving Israel as well as the Middle East or curtailment of trade between Israel and its current trading partners, either as a result of hostilities or otherwise, could have a material adverse effect on the Company.

     The Company's operations, properties and subsidiaries are subject to a wide variety of complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, the manufacture, sale and use of pesticides and the health and safety of employees. As such, the nature of the Company's current and former operations and those of its subsidiaries exposes the Company and its subsidiaries to the risk of claims with respect to such matters.

SUMMARY CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

                                       THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                       ----------------------------   ---------------------------
                                              2005      2004                2005       2004
                                            -------   -------             --------   --------
                                               (THOUSANDS)                   (THOUSANDS)
Net sales                                   $90,255   $85,976             $269,169   $261,582
Gross profit                                 18,751    22,730               54,487     65,919
Selling, general and administrative          18,011    16,004               52,027     48,292
Operating income                                740     6,726                2,460     17,627
Interest expense, net                         6,622     4,875               17,199     13,283
Other expense (income), net                      77      (134)                (691)      (594)
Net (gain) on extinguishment of debt             --        --                   --    (23,226)
Provision (benefit) for income taxes            773     2,126                  699      5,745
Income from continuing operations           $(6,732)  $  (141)            $(14,747)  $ 22,419

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     Net Sales of $90.3 million increased $4.3 million, or 5%. Animal Health and Nutrition sales of $69.0 million grew $4.2 million, or 7%, due to volume increases and higher average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $21.3 million increased $0.1 million.

     Gross Profit of $18.8 million decreased $4.0 million, to 20.8% of net sales. The Belgium Plant Transactions increased costs by $4.4 million for the current quarter. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher average selling prices offset in part by higher unit costs. The Specialty Chemical Group's gross profit increased slightly over the 2004 quarter.

     Selling, General and Administrative Expenses of $18.0 million increased $2.0 million. Expenses in the operating segments increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, advertising and promotion expenditures and severance costs. Corporate expenses increased due to higher debt amortization costs, professional fees and reduced PMC advisory fee income. In addition, the Company recognized additional gains of $0.1 million from the previous sale of its etchant business during the current fiscal quarter.

     Operating Income of $0.7 million decreased $6.0 million from the 2004 quarter. Operating income, excluding the Belgium Plant Transactions, declined by $0.6 million in Animal Health and Nutrition due to higher selling, general and administrative expenses offset in part by increased gross profit. Specialty Chemical Group operating income increased $0.1 million. Corporate expenses increased by $1.1 million and also contributed to the decline.

     Interest Expense, Net of $6.6 million increased $1.7 million from the 2004 quarter, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of PAHC's Senior Secured Notes and the Company's HoldCo Notes.

     Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. In addition, the Company recorded a gain of $0.8 million on the sale of its PhibroTech Wilmington, Illinois property.

     Income Taxes of $0.8 million were recorded on a consolidated pre-tax loss of $6.0 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2005 AND 2004

     Net Sales of $269.2 million increased $7.6 million, or 3%. Animal Health and Nutrition sales of $205.5 million grew $12.2 million, or 6%, due to volume increases and also higher average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals, Distribution and All Other segments) sales of $63.7 million decreased $4.6 million. Excluding PMC, Specialty Chemical group sales increased by $6.5 million, or 11%, due to volume increases in each of the segments. The Specialty Chemical Group included PMC sales of $11.1 million for the 2004 period.

     Gross Profit of $54.5 million decreased $11.4 million, to 20.2% of net sales. The Belgium Plant Transactions increased costs by $13.9 million for the current period. Excluding this charge, Animal Health and Nutrition gross profit increased due to higher unit volumes and average selling prices offset in part by higher unit costs. The Specialty Chemical Group also contributed to the improvement due to expanded sales of the Company's new copper-based wood treatment product and higher unit volumes in its Distribution segment. The Specialty Chemical Group included PMC gross profit of $3.6 million for the 2004 period.

     Selling, General and Administrative Expenses of $52.0 million increased $3.7 million. Expenses in the operating segments, excluding PMC, increased over the prior year due to higher research and development costs associated with registration trials, unfavorable foreign exchange rates, advertising and promotion expenditures and severance costs. Corporate expenses increased due to higher debt amortization charges, professional fees, costs associated with the relocation of the Company's corporate office and lower PMC advisory fees income offset in part by the elimination of the Palladium management fee in fiscal 2004. In addition, the Company recognized additional gains of $0.8 million from the previous sale of its etchant business during the current fiscal year. PMC expenses were $1.3 million for the 2004 period.

     Operating Income of $2.6 million decreased $15.0 million. Operating income, excluding the Belgium Plant Transactions and PMC, improved in both the Animal Health and Nutrition and Specialty Chemical Group with increased gross profit offset in part by higher selling, general and administrative expenses. PMC contributed $2.3 million for the 2004 period offset in part by the elimination of the $1.1 million Palladium management fee.

     Interest Expense, Net of $17.2 million increased $3.9 million from the 2004 period, primarily due to higher average interest rates and also higher borrowing levels associated with the issuance of PAHC's Senior Secured Notes and the Company's HoldCo notes.

     Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. In addition, the Company recorded a gain of $0.8 million on the sale of its PhibroTech Wilmington, Illinois property.

     Income Taxes of $0.7 million were recorded on a consolidated pre-tax loss of $14.0 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

OPERATING SEGMENTS

     The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk (1949) Ltd. and Planalquimica. The Industrial Chemicals segment manufacturers and markets specialty chemicals for use in the pressure treated wood and chemical industries, and includes Phibro-Tech and, until its divestiture, PMC. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations. The All Other segment includes contract manufacturing of crop protection chemicals and all other operations. Due to the divestiture of PMC in December 2003, PMC's results are shown separately for comparability.

                                   THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                   ----------------------------   ---------------------------
                                           2005      2004               2005       2004
                                         -------   -------            --------   --------
                                            (THOUSANDS)                  (THOUSANDS)
NET SALES
   Animal Health & Nutrition             $69,005   $64,819            $205,519   $193,347
   Industrial Chemicals - ex PMC           8,871    10,000              24,950     22,543
   Industrial Chemicals - PMC                 --        --                  --     11,118
   Distribution                            7,838     7,916              23,603     23,511
   All other                               4,541     3,241              15,097     11,063
                                         -------   -------            --------   --------
                                         $90,255   $85,976            $269,169   $261,582
                                         =======   =======            ========   ========

                                        THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                        ----------------------------   ---------------------------
                                               2005      2004                2005       2004
                                             -------   -------             --------   --------
                                                (THOUSANDS)                    (THOUSANDS)
OPERATING INCOME
   Animal Health & Nutrition                 $ 3,420   $ 8,370             $  9,715   $ 22,925
   Industrial Chemicals - ex PMC                 957     1,136                2,385        458
   Industrial Chemicals - PMC                     --        --                   --      2,278
   Distribution                                  895       789                2,555      2,322
   All other                                     414       254                1,156      1,381
   Corporate expenses and adjustments         (4,946)   (3,823)             (13,351)   (11,737)
                                             -------   -------             --------   --------
                                             $   740   $ 6,726             $  2,460   $ 17,627
                                             =======   =======             ========   ========

OPERATING SEGMENTS COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     ANIMAL HEALTH AND NUTRITION

     NET SALES of $69.0 million increased $4.2 million, or 7%. MFA net sales increased by $2.7 million. Revenues were higher primarily for antibiotics and anticoccidials but were offset in part by lower sales of antibacterials. The increase in MFA revenues was due to higher unit volumes and favorable currency effect on international sales offset in part by lower average selling prices. NFA net sales increased by $1.5 million principally due to higher average selling prices of trace mineral premixes and other feed ingredients.

     OPERATING INCOME of $3.4 million decreased $5.0 million from the 2004 period. Operating income, excluding costs relating to the Belgium Transactions of $4.4 million, decreased due to higher selling, general and administrative expenses and manufacturing costs offset in part by higher average selling prices.

     SPECIALTY CHEMICALS

     INDUSTRIAL CHEMICALS net sales of $8.9 million decreased $1.1 million, or 11%. Sales of copper- related products to the wood treatment markets were below last year, but were partially offset by higher sales of other specialty copper products arising from capacity expansion. The new copper based wood treatment product, introduced in the March 2004 quarter, included unusually strong initial volumes as customers increased inventory levels. Operating income of $1.0 million declined by $0.2 million from the 2004 quarter due to lower sales unit volumes and changes in product mix.

     DISTRIBUTION net sales of $7.8 million decreased $0.1 million, or 1%. Lower sales volumes in Europe were offset in part by higher domestic unit volumes and slightly higher average selling prices. Distribution operating income of $0.9 million improved by $0.1 million from the 2004 quarter due to increased sales of higher margin products. As a percentage of sales, operating income was 11% and 10% in 2005 and 2004, respectively.

     ALL OTHER net sales of $4.5 million increased $1.3 million. Revenues for contract manufacturing increased due to higher average selling prices and increased volumes. Operating income of $0.4 million increased by $0.2 million over the prior period.

OPERATING SEGMENTS COMPARISON OF NINE MONTHS ENDED MARCH 31, 2005 AND 2004

     ANIMAL HEALTH AND NUTRITION

     NET SALES of $205.5 million increased $12.2 million, or 6%. MFA net sales increased by $4.3 million. Revenues were higher primarily for antibiotics but were offset in part by lower sales of antibacterials and anticoccidials. The increase in MFA revenues was due to higher unit volumes, higher average selling prices and favorable currency effect on international sales. NFA net sales increased by $7.9 million principally due to volume increases and higher average selling prices in trace mineral premixes and other feed ingredients.

     OPERATING INCOME of $9.7 million decreased $13.2 million from the 2004 period. Operating income, excluding costs relating to the Belgium Transactions of $13.9 million, improved due to higher average selling prices and sales unit volumes offset in part by higher selling, general and administrative expenses and manufacturing costs.

     SPECIALTY CHEMICALS

     INDUSTRIAL CHEMICALS net sales of $25.0 million, excluding PMC, increased $2.4 million, or 11%. Sales of copper-related products to the wood treatment markets increased due to the introduction of new copper based wood treatment products and by higher sales of other specialty copper products arising from capacity expansion. PMC, divested in December 2003, generated revenues of $11.1 million for the 2004 period. Operating income, excluding PMC, of $2.4 million improved by $1.9 million from the 2004 period. This improvement was due to new product introductions and savings from previously implemented headcount reductions and facility restructurings in Phibro-Tech operations. PMC provided operating income of $2.3 million for the 2004 period.

     DISTRIBUTION net sales of $23.6 million increased $0.1 million. Higher domestic unit volumes and slightly higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $2.6 million improved by $0.2 million from the 2004 period due to increased sales of higher margin products. As a percentage of sales, operating income was 11% and 10% in 2005 and 2004, respectively.

     ALL OTHER net sales of $15.1 million increased $4.0 million. Revenues for contract manufacturing increased due to higher average selling prices and also increased volumes. Operating income of $1.2 million decreased $0.2 million from the prior period due to higher manufacturing costs.

DISCONTINUED OPERATIONS

     On April 29, 2005, the Company sold the shares of Wychem, an indirect wholly-owned subsidiary, for cash proceeds of $4.8 million to an investor group that included the former head of the Company's Specialty Chemicals Group, who retired in August 2004, and the Managing Director of Wychem. The Company owned Wychem through its subsidiaries: Koffolk (1949), Ltd. (Israel) which owned 75% and Ferro Metal and Chemical Corporation Limited (U.K.) which owned 25%. The Company anticipates that it will record a gain on the sale of Wychem of approximately $1.5 million in the quarter ending June 30, 2005. Wychem was included in the Company's All Other segment.

     In August 2003, the Company divested Mineral Resource Technologies, Inc and shutdown its operations at La Cornubia. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results and cash flows of the discontinued operations.

                                                  THREE MONTHS ENDED MARCH 31, 2005
                                                 ----------------------------------
                                                 MRT   LACORNUBIA   WYCHEM    TOTAL
                                                 ---   ----------   ------   ------
Net Sales                                        $--       $--      $1,487   $1,487
                                                 ===       ===      ======   ======
Operating Income                                 $--       $--      $  389   $  389
Other Expense (Income), net                       --        --           5        5
Provision (benefit) for income tax                --        --         112      112
                                                 ---       ---      ------   ------
Net Income (loss) from discontinued operations   $--       $--      $  272   $  272
                                                 ===       ===      ======   ======
Depreciation and Amortization                    $--       $--      $  105   $  105
                                                 ===       ===      ======   ======

                                                     THREE MONTHS MARCH 31, 2004
                                                 ----------------------------------
                                                 MRT   LACORNUBIA   WYCHEM   TOTAL
                                                 ---   ----------   ------   ------
Net Sales                                        $--     $4,161     $1,061   $5,222
                                                 ===     ======     ======   ======
Operating Income (Loss)                          $--     $ (363)    $  303   $  (60)
Interest Expense, net                             --         22         --       22
Other Expense (Income), net                       --         68          3       71
Provision (benefit) for income tax                --         18         83      101
                                                 ---     ------     ------   ------
Net Income (loss) from discontinued operations   $--     $ (471)    $  217   $ (254)
                                                 ===     ======     ======   ======
Depreciation and Amortization                    $--     $  101     $  105   $  206
                                                 ===     ======     ======   ======

                                                  NINE MONTHS ENDED MARCH 31, 2005
                                                 ----------------------------------
                                                 MRT   LACORNUBIA   WYCHEM    TOTAL
                                                 ---   ----------   ------   ------
Net Sales                                        $--       $--      $3,908   $3,908
                                                 ===       ===      ======   ======
Operating Income                                 $--       $--      $  807   $  807
Interest Expense, net                             --        --          --       --
Other Expense (Income), net                       --        --           6        6
Provision (benefit) for income tax                --        --         226      226
                                                 ---       ---      ------   ------
Net Income (loss) from discontinued operations   $--       $--      $  575   $  575
                                                 ===       ===      ======   ======
Depreciation and Amortization                    $--       $--      $  309   $  309
                                                 ===       ===      ======   ======

                                                    NINE MONTHS ENDED MARCH 31, 2004
                                                 --------------------------------------
                                                   MRT    LACORNUBIA   WYCHEM    TOTAL
                                                 ------   ----------   ------   -------
Net Sales                                        $3,327     $9,884     $2,945   $16,156
                                                 ======     ======     ======   =======
Operating Income (Loss)                          $ (124)    $ (843)    $  502   $  (465)
Interest Expense, net                                --         64         --        64
Other Expense (Income), net                          --       (175)         5      (170)
Provision (benefit) for income tax                   --         18        127       145
                                                 ------     ------     ------   -------
Net Income (loss) from discontinued operations   $ (124)    $ (750)    $  370   $  (504)
                                                 ======     ======     ======   =======
Depreciation and Amortization                    $   --     $  302     $  318   $   620
                                                 ======     ======     ======   =======

     Mineral Resource Technologies, Inc. ("MRT"). In August 2003, the Company divested MRT for net proceeds, after transaction costs, of approximately $13.8 million. MRT was included in the Company's All Other segment.

     La Cornubia. On June 30, 2004, one of the Company's French subsidiaries, La Cornubia SA ("La Cornubia"), filed for bankruptcy under the insolvency laws of France. The Company believes that, as a result of the bankruptcy filing by La Cornubia, it is possible that LC Holding S.A. ("LC Holding"), La Cornubia's parent, a holding company with no assets except for its investment in La Cornubia, may also file for bankruptcy in France. The Company does not believe that La Cornubia's bankruptcy filing, nor the possible bankruptcy filing by LC Holding, will have a material adverse effect on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash (Used) by Operating Activities. Cash (used) by operations for the nine months ended March 31, 2005 and 2004 was ($7.5) million and ($1.4) million, respectively. Cash used was due to higher working capital requirements. The Company is currently increasing inventory levels of virginiamycin to enhance future supply flexibility and reduce cost as part of the planned exit of the Belgium Plant. Total inventories increased by $16.4 million in the current fiscal year. In addition, the Company paid $4.0 million of costs related to a non-completed transaction that was charged to expense in fiscal 2004.

     Net Cash Provided (Used) by Investing Activities. Net cash provided (used) by investing activities for the nine months ended March 31, 2005 and 2004 was ($4.0) million and $11.9 million, respectively. Capital expenditures of $5.1 million and $4.0 million for 2005 and 2004, respectively, were for new product capacity, for maintaining the Company's existing asset base and for environmental, health and safety projects. Discontinued operations, primarily from the sale of MRT, provided funds of $14.8 million in 2004.

     Net Cash Provided (Used) by Financing Activities. Net cash provided (used) by financing activities for the nine months ended March 31, 2005 and 2004 was $14.1 million and ($15.8) million, respectively. Proceeds from long-term debt reflect the issuance of additional 15% HoldCo Senior Secured Notes, 13% PAHC Senior Secured Notes and borrowings of Koffolk Israel. The decrease in short-term debt is due to the reduction of the senior credit facility primarily funded from proceeds of additional long-term debt. Payments of long-term debt reflect the repayments of Koffolk Israel borrowings. The Company used $26.4 million of capital contribution from PAHC Holdings Corporation to redeem for $26.4 million, the remaining Series C preferred stock.

     Working Capital and Capital Expenditures. Working capital as of March 31, 2005 was $73.3 million compared to $54.4 million at June 30, 2004, an increase of $18.9 million. The fiscal 2005 increase in working capital primarily was due to higher inventory levels and to reduced short-term debt levels related to the issuance of new long-term debt.

     The Company anticipates spending approximately $8.0 million for capital expenditures in fiscal 2005, primarily to cover the Company's asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

     Liquidity. At March 31, 2005 the amount of credit extended under the Company's domestic senior credit facility totaled $3.9 million under the working capital facility and $10.5 million under the letter of credit facility, and the Company had $13.6 million available under the working capital facility. In addition, certain of the Company's foreign subsidiaries also had availability totaling $7.1 million under their respective loan agreements.

     As of September 24, 2004, PAHC amended its domestic senior credit facility to: (i) increase the aggregate amount of borrowings available under such working capital and letter of credit facilities to $32.5 million; the amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million; (ii) amend the EBITDA definition to exclude charges and expenses related to unsuccessful acquisitions and related financings in an aggregate amount not to exceed $5.3 million for the period beginning January 1, 2004 and ending June 30, 2004; (iii) amend the definition of Additional Indebtedness to exclude advances under the working capital facility; (iv) amend the definition of Permitted Investments to allow other investments made during the period from

January 1, 2004 through June 30, 2004 in an aggregate amount not to exceed $336,000; and (v) establish covenant EBITDA levels for the periods ending after June 30, 2004. The amendment was effective June 30, 2004 for items (i), (ii) and
(iii); effective January 1, 2004 for item (iv); and effective September 24, 2004 for item (v).

     On December 21, 2004, concurrent with the completion of the offering of the Additional Notes, PAHC amended the domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $26.8 million for purposes of calculating a certain financial covenant; (ii) amend the Indenture reserve definition to include scheduled payments of interest due on the Additional Notes; (iii) amend the maximum aggregate amount of borrowing available under the working capital facility to permit a temporary increase to $22.5 million and for its reduction to $17.5 million on such borrowings being refinanced by the proceeds of the Additional Notes; (iv) amend the Permitted Investments definition to include investments in connection with the sale of the Belgium Plant and transfer of certain equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil or in connection with alternative production arrangements; and (v) provide for the issuance of the Additional Notes and the sale of the Belgium Plant and related transactions.

     The domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

     The Company's ability to fund its operating plan depends upon the continued availability of borrowing under PAHC's domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company expects adequate liquidity throughout 2005, with periods of reduced availability around the dates of the semi-annual interest payments due June 1 and December 1 related to PAHC's Senior Secured Notes and Senior Subordinated Notes. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. The Company also has availability under foreign credit lines that likely would be available. There can be no assurance the Company will be successful in any of the above-noted actions.

     THE COMPANY'S CONTRACTUAL OBLIGATIONS (IN MILLIONS) AT MARCH 31, 2005 MATURE AS FOLLOWS:

                                                                 YEARS
                                             ---------------------------------------------
                                             WITHIN 1   OVER 1 TO 3   OVER 3 TO 5   OVER 5    TOTAL
                                             --------   -----------   -----------   ------   ------
Loans payable to banks                         $ 3.9       $   --        $  --       $ --    $  3.9
Long-term debt (including current portion)       2.3        157.8         48.4         --     208.5
Long-term debt ("pay-in-kind" notes)              --         11.9           --         --      11.9
Interest payments                               22.2         46.6          1.2         --      70.0
Lease commitments                                1.4          2.6          2.0        1.8       7.8
Acquisition of rights                            0.5          0.7          0.2         --       1.4
                                               -----       ------        -----       ----    ------
   Total contractual obligations               $30.3       $219.6        $51.8       $1.8    $303.5
                                               =====       ======        =====       ====    ======

SUPPLEMENTAL INFORMATION (UNAUDITED)

     The Company sold MRT in August 2003, shutdown La Cornubia in June 2004 and sold Wychem in April 2005. These businesses have been classified as discontinued operations. The Company's consolidated financial statements have been reclassified to report separately the operating results, financial position, and cash flows of the discontinued operations. In addition, the Company completed the Prince Transactions in December 2003, including the divestiture of PMC and the termination of management fees to the Palladium Investors.

     To facilitate quarterly comparisons, the following unaudited statements present the quarterly operating results of continuing operations, for each quarter of the Company's current fiscal year and for the year ended June 30, 2004. Amounts are in thousands.

                                                                     QUARTERS ENDED          NINE MONTHS
                                                            ------------------------------      ENDED
                                                            SEPT 30,   DEC 31,   MARCH 31,    MARCH 31,
                                                              2004       2004       2005         2005
                                                            --------   -------   ---------   -----------
Net sales:
   Animal Health & Nutrition                                $65,806    $70,708    $69,005     $205,519
   Industrial Chemicals                                       8,393      7,686      8,871       24,950
   Distribution                                               7,661      8,104      7,838       23,603
   All Other                                                  5,037      5,519      4,541       15,097
                                                            -------    -------    -------     --------
      Total net sales                                        86,897     92,017     90,255      269,169
Cost of goods sold                                           64,727     68,915     67,132      200,774
Belgium Plant Transactions costs                                 --      9,536      4,372       13,908
                                                            -------    -------    -------     --------
      Gross profit                                           22,170     13,566     18,751       54,487
Selling, general and administrative expenses                 16,429     17,587     18,011       52,027
                                                            -------    -------    -------     --------

Operating income (loss):
   Animal Health & Nutrition                                  7,815      8,016      7,792       23,623
   Belgium Plant Transactions costs                              --     (9,536)    (4,372)     (13,908)
   Industrial Chemicals                                         773        655        957        2,385
   Distribution                                                 864        796        895        2,555
   All Other                                                    418        324        414        1,156
   Corporate Expenses                                        (4,166)    (4,565)    (4,887)     (13,618)
   Eliminations                                                  37        289        (59)         267
                                                            -------    -------    -------     --------
      Total operating income (loss)                           5,741     (4,021)       740        2,460

Other:
   Interest expense                                           5,246      5,389      6,666       17,301
   Interest (income)                                            (25)       (33)       (44)        (102)
   Other expense, net                                            24       (792)        77         (691)
                                                            -------    -------    -------     --------
   Income (loss) from continuing operations
      before income taxes                                       496     (8,585)    (5,959)     (14,048)
Provision for income taxes                                      844       (918)       773          699
                                                            -------    -------    -------     --------
   Income/(loss) from continuing operations                    (348)    (7,667)    (6,732)     (14,747)

Discontinued operations:
   Income (loss) from operations                                207         96        272          575
   Gain (loss) on disposal                                       --         --         --           --
                                                            -------    -------    -------     --------
      Net income/(loss)                                     $  (141)   $(7,571)   $(6,460)    $(14,172)
                                                            =======    =======    =======     ========

Depreciation and amortization from continuing operations:
   Animal Health & Nutrition                                $ 2,195    $ 2,172    $ 2,208     $  6,575
   Belgium Plant Transactions costs                              --        533      3,095        3,628
   Industrial Chemicals                                         403        413        374        1,190
   Distribution                                                   2          6          6           14
   All Other                                                     --         --         --           --
   Corporate Expenses                                           655        725      1,055        2,435
                                                            -------    -------    -------     --------
      Total depreciation and amortization                   $ 3,255    $ 3,849    $ 6,738     $ 13,842
                                                            =======    =======    =======     ========

                                                                          QUARTERS ENDED
                                                            ------------------------------------------   YEAR ENDED
                                                            SEPT 30,    DEC 31,   MARCH 31,   JUNE 30,    JUNE 30,
                                                              2003       2003        2004       2004        2004
                                                            --------   --------   ---------   --------   ----------
Net sales:
   Animal Health & Nutrition                                $59,841    $ 68,687    $64,819    $72,074     $265,421
   Industrial Chemicals - ex PMC                              6,299       6,244     10,000      8,592       31,135
   Industrial Chemicals - PMC                                 5,683       5,435         --         --       11,118
   Distribution                                               7,939       7,656      7,916      7,350       30,861
   All Other                                                  4,280       3,542      3,241      4,786       15,849
                                                            -------    --------    -------    -------     --------
      Total net sales                                        84,042      91,564     85,976     92,802      354,384
Cost of goods sold                                           63,016      69,401     63,246     69,554      265,217
                                                            -------    --------    -------    -------     --------
      Gross profit                                           21,026      22,163     22,730     23,248       89,167
Selling, general and administrative expenses                 15,625      16,663     16,004     17,231       65,523
Costs of non-completed transaction                               --          --         --      5,261        5,261
                                                            -------    --------    -------    -------     --------

Operating income (loss):
   Animal Health & Nutrition                                  6,900       7,655      8,370     10,382       33,307
   Industrial Chemicals - ex PMC                               (391)       (287)     1,136        163          621
   Industrial Chemicals - PMC                                 1,213       1,065         --         --        2,278
   Distribution                                                 841         692        789        578        2,900
   All Other                                                    695         432        254        289        1,670
   Corporate Expenses                                        (3,377)     (4,132)    (4,116)    (4,468)     (16,093)
   Eliminations                                                  82         638        293       (927)          86
   Palladium management fee                                    (562)       (563)        --         --       (1,125)
   Costs of non-completed transaction                            --          --         --     (5,261)      (5,261)
                                                            -------    --------    -------    -------     --------
      Total operating income (loss)                           5,401       5,500      6,726        756       18,383

Other:
   Interest expense                                           3,933       4,549      4,918      5,218       18,618
   Interest (income)                                           (242)        168        (43)       (13)        (130)
   Other expense, net                                          (586)        126       (134)      (194)        (788)
   Net (gain) on extinguishment of debt                          --     (23,226)        --         --      (23,226)
                                                            -------    --------    -------    -------     --------
   Income (loss) from continuing operations
      before income taxes                                     2,296      23,883      1,985     (4,255)      23,909
Provision for income taxes                                      800       2,819      2,126      2,059        7,804
                                                            -------    --------    -------    -------     --------
   Income/(loss) from continuing operations                   1,496      21,064       (141)    (6,314)      16,105

Discontinued operations:
   Income (loss) from operations                               (472)        222       (254)      (662)      (1,166)
   Gain (loss) on disposal                                      231          --         --     (2,320)      (2,089)
                                                            -------    --------    -------    -------     --------
      Net income/(loss)                                     $ 1,255    $ 21,286    $  (395)   $(9,296)    $ 12,850
                                                            =======    ========    =======    =======     ========
Depreciation and amortization from continuing operations:
   Animal Health & Nutrition                                $ 2,029    $  2,059    $ 2,086    $ 2,089     $  8,263
   Industrial Chemicals - ex PMC                                406         395        403        432        1,636
   Industrial Chemicals - PMC                                   243         244         --         --          487
   Distribution                                                   3           4          3          1           11
   All Other                                                     --          --         --         --           --
   Corporate Expenses                                           372         576        660        759        2,367
                                                            -------    --------    -------    -------     --------
      Total depreciation and amortization                   $ 3,053    $  3,278    $ 3,152    $ 3,281     $ 12,764
                                                            =======    ========    =======    =======     ========

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2004 are those that depend most heavily on these judgments and estimates. As of December 31, 2004 there have been no material changes to any of the critical accounting policies contained therein.

NEW ACCOUNTING PRONOUNCEMENTS

     During the quarter, the Financial Accounting Standards Board released three new standards. These standards will be adopted by the Company during fiscal 2005 and are discussed in the notes to condensed consolidated financial statements included in this report.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company uses, from time to time, foreign currency forward contracts as a means of hedging exposure to foreign currency risks. The Company also utilizes, on a limited basis, certain commodity derivatives, primarily on copper used in its manufacturing processes, to hedge the cost of its anticipated purchase requirements. The Company does not utilize derivative instruments for trading purposes. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values. The Company monitors the financial stability and credit standing of its major counterparties.

     For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to Part II, Item 7, Quantitative and Qualitative Disclosure about Market Risk, in PAHC's our annual report on Form 10-K for the fiscal year ended June 30, 2004 and to Notes 2 and 17 to the Consolidated Financial Statements included therein.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

     -    our substantial leverage and potential inability to service our debt

     -    our dependence on distributions from our subsidiaries

     - risks associated with our international operations and significant foreign assets

     -    our dependence on our Israeli operations

     -    competition in each of our markets

     -    potential environmental liability

     -    potential legislation affecting the use of medicated feed additives

     - extensive regulation by numerous government authorities in the United States and other countries

     - our reliance on the continued operation and sufficiency of our manufacturing facilities

     -    our reliance upon unpatented trade secrets

     -    the risks of legal proceedings and general litigation expenses

     -    potential operating hazards and uninsured risks

     -    the risk of work stoppages

     -    our dependence on key personnel

     See also the discussion under "Risks, Uncertainties and Liquidity" in Note 2 of our Condensed Consolidated Financial Statements included in this Report.

     In addition, the issue of the potential for increased bacterial resistance to certain antibiotics used in certain food producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food producing animals. The sale of feed additives containing antibiotics is a material portion of our business. Should regulatory or other developments result in further restrictions on the sale of such products, it could have a material adverse impact on our financial position, results of operations and cash flows.

     We believe the forward-looking statements in this Report are reasonable; however, no undue reliance should be placed on any forward-looking statements, as they are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding quantitative and qualitative disclosures about market risk is set forth in Item 2 of this

Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Based upon an evaluation, under the supervision and with the participation of our Principal Executive Officers and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, they have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective.

     (b) As of the end of the period covered by this Report there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.   Description
-----------   -----------
10.4          Agreement for the Sale and Purchase of the Entire Share Capital in
              Wychem Limited dated as of April 29, 2005 among Ferro Metal and
              Chemical Corporation Limited, Koffolk (1949) Limited and MRG
              Holdings Limited.

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

32            Section 1350 Certifications of PAHC Holdings Corporation.

(b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        PAHC HOLDINGS CORPORATION


Date: May 16, 2005                      By: /s/ JACK C. BENDHEIM
                                            ------------------------------------
                                            JACK C. BENDHEIM
                                            CHAIRMAN OF THE BOARD


Date: May 16, 2005                      By: /S/ GERALD K. CARLSON
                                            ------------------------------------
                                            GERALD K. CARLSON
                                            CHIEF EXECUTIVE OFFICER


Date: May 16, 2005                      By: /s/ RICHARD G. JOHNSON
                                            ------------------------------------
                                            RICHARD G. JOHNSON
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER AND
                                            PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
10.4          Agreement for the Sale and Purchase of the Entire Share Capital in
              Wychem Limited dated as of April 29, 2005 among Ferro Metal and
              Chemical Corporation Limited, Koffolk (1949) Limited and MRG
              Holdings Limited.

31.1 Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

31.2 Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

31.3 Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

32            Section 1350 Certifications of PAHC Holdings Corporation.