Form 10-Q
period 2005-09-30
PAHC HOLDINGS CORP
filed 2005-11-14
CIK 1321747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-123614
PAHC Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-2297654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
65 Challenger Road, Ridgefield Park, New Jersey 07660
(Address of principal executive offices) (Zip Code)
(201) 329-7300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2005: 24,488.50
      Class A Common Stock, $.10 par value: 12,600.00
Class B Common Stock, $.10 par value: 11,888.50

PAHC HOLDINGS CORPORATION

      This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2005 and/or throughout this Form 10-Q and in particular in Item 2 of Part I of this Form 10-Q under the caption “Certain Factors Affecting Future Operating Results.” Unless the context otherwise requires, references in this report to the “Company” or to “we” or “our” refers to PAHC Holdings Corporation and/or one or more of its subsidiaries, as applicable.
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,666	$13,597
Trade receivables, less allowance for doubtful accounts of $1,359 at September 30, 2005 and $1,372 at June 30, 2005	51,120	52,806
Other receivables	4,295	3,611
Inventories	99,261	96,621
Prepaid expenses and other current assets	12,653	12,787

TOTAL CURRENT ASSETS	177,995	179,422
PROPERTY, PLANT AND EQUIPMENT, net	48,709	49,960
INTANGIBLES, net	9,829	10,201
OTHER ASSETS	14,529	15,903

	$251,062	$255,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$413	$190
Loans payable to banks	4,325	8,038
Current portion of long-term debt	1,000	1,625
Accounts payable	32,506	36,416
Accrued expenses and other current liabilities	60,482	54,291

TOTAL CURRENT LIABILITIES	98,726	100,560
LONG-TERM DEBT	208,254	207,192
OTHER LIABILITIES	20,058	21,465

TOTAL LIABILITIES	327,038	329,217

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock	521	521
Common stock	2	2
Paid-in capital	860	860
Accumulated deficit	(81,171)	(76,786)
Accumulated other comprehensive income (loss):
Gain on derivative instruments, net of income taxes	223	123
Cumulative foreign currency translation adjustment, net of income taxes	3,589	1,549

TOTAL STOCKHOLDERS’ DEFICIT	(75,976)	(73,731)

	$251,062	$255,486

See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
NET SALES	$92,571	$86,897
COST OF GOODS SOLD (includes Belgium Plant Transaction costs of $3,503 for the three months ended September 30, 2005)	73,411	64,727

GROSS PROFIT	19,160	22,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,065	15,838

OPERATING INCOME	4,095	6,332
OTHER:
Interest expense	8,188	5,837
Interest (income)	(93)	(25)
Other (income) expense, net	(673)	24

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,327)	496
PROVISION FOR INCOME TAXES	1,058	844

(LOSS) FROM CONTINUING OPERATIONS	(4,385)	(348)
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes	—	207

NET (LOSS)	(4,385)	(141)
OTHER COMPREHENSIVE INCOME:
Change in derivative instruments, net of income taxes	100	75
Change in foreign currency translation adjustment, net of income taxes	2,040	3,007

COMPREHENSIVE INCOME (LOSS)	$(2,245)	$2,941

NET (LOSS)	(4,385)	(141)
Dividends and equity value accreted on Series C preferred stock	—	(682)

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,385)	$(823)

See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended September 30, 2005

						Accumulated
						Other
	Preferred	Common Stock				Comprehensive
	Stock			Paid-in	Accumulated	Income
	Series A	Class A	Class B	Capital	Deficit	(Loss)	Total

	(Unaudited)
	(In thousands)
BALANCE, JUNE 30, 2005	$521	$1	$1	$860	$(76,786)	$1,672	$(73,731)
Change in derivative instruments, net of income taxes						100	100
Foreign currency translation adjustment, net of income taxes						2,040	2,040
Net (loss)					(4,385)		(4,385)

BALANCE, SEPTEMBER 30, 2005	$521	$1	$1	$860	$(81,171)	$3,812	$(75,976)

See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net (loss)	$(4,385)	$(141)
Adjustment for discontinued operations	—	(207)

(Loss) from continuing operations	(4,385)	(348)
Adjustments to reconcile (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $2,747 for the three months ended September 30, 2005)	5,362	2,664
Amortization of deferred financing costs	1,018	591
Deferred income taxes	—	68
Net gain from sales of assets	(531)	(1)
Effects of changes in foreign currency	(473)	(122)
Other	(2)	48
Changes in operating assets and liabilities:
Accounts receivable	1,912	5,115
Inventories	(1,627)	(4,836)
Prepaid expenses and other current assets	(297)	1,192
Other assets	304	(1)
Accounts payable	(4,124)	(8,480)
Accrued expenses and other liabilities	6,173	7,646
Accrued costs of non-completed transaction	—	(1,100)
Accrued costs of the Belgium Plant Transactions	(479)	—
Cash provided (used) by discontinued operations	—	(51)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,851	2,385

INVESTING ACTIVITIES:
Capital expenditures	(2,399)	(1,723)
Proceeds from sales of assets	738	9
Discontinued operations	—	(22)

NET CASH(USED)BY INVESTING ACTIVITIES	(1,661)	(1,736)

FINANCING ACTIVITIES:
Net increase (decrease) in cash overdraft	223	(237)
Net increase (decrease) in short-term debt	(3,713)	272
Proceeds from long-term debt	55	445
Payments of long-term debt	(717)	(872)

NET CASH (USED)BY FINANCING ACTIVITIES	(4,152)	(392)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	31	(47)

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	(2,931)	210
CASH AND CASH EQUIVALENTS at beginning of period	13,597	5,568

CASH AND CASH EQUIVALENTS at end of period	$10,666	$5,778

Supplemental Cash Flow Information:
Interest paid	$364	$284
Income taxes paid	1,136	320
See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands)

1.	General

Principles of Consolidation and Basis of Presentation:
      In the opinion of PAHC Holdings Corporation (the “Company” or “Holdings”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly its financial position at September 30, 2005 and its results of operations and cash flows for the three months ended September 30, 2005 and 2004. The financial results for any interim period are not necessarily indicative of results for the full year. The Company presents its financial statements on the basis of its fiscal year ending June 30. All references to 2007, 2006 and 2005 refer to the fiscal year ended June 30 of that year.
      For periods prior to the February 1, 2005 formation of the Company, the condensed consolidated financial statements contained herein are substantially identical to those of the Company’s wholly-owned subsidiary, Phibro Animal Health Corporation (“PAHC”) and its subsidiaries, the sole reporting entity with respect to the Company’s operations prior to the formation of Holdings. The operations of Holdings principally consist of its 15% Senior Secured Notes due 2010, the related deferred financing costs and the interest expense related to the 15% Senior Secured Notes due 2010.
      The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
      The Company consolidates the financial statements of Koffolk (1949) Ltd. (Israel) (“Koffolk”) and Planalquimica Industrial Ltda. (Brazil) (“Planalquimica”) on the basis of their March 31 fiscal year-ends to facilitate the timely inclusion of such entities in the Company’s consolidated financial reporting.
      The condensed consolidated balance sheet as of June 30, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally it should be noted the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes the disclosures presented are adequate to make the information herein not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as found in the Company’s annual report filed on Form 10-K for the year ended June 30, 2005.

Risks, Uncertainties and Liquidity:
      The Company’s ability to fund its operating plan relies upon the continued availability of borrowing under PAHC’s domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of its covenants under PAHC’s domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under the PAHC facility, there can be no assurance that PAHC would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to PAHC’s 13% Senior Secured Notes due 2007 and PAHC’s 9 7/8% Senior Subordinated Notes due 2008. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. PAHC also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.
      The use of antibiotics in medicated feed additives is a subject of legislative and regulatory interest. The issue of potential for increased bacterial resistance to certain antibiotics used in certain food-producing

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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

Inventories:
      Inventories are valued at the lower of cost or market. Cost is determined principally under the first-in, first-out (FIFO) and average methods. Obsolete and unsaleable inventories, if any, are reflected at estimated net realizable value. Inventory costs include materials, direct labor and manufacturing overhead. Inventories are comprised of:

	As of

	September 30,	June 30,
	2005	2005

Raw materials	$26,428	$23,703
Work-in-process	456	434
Finished goods	72,377	72,484

Total inventory	$99,261	$96,621

Intangibles:
      Product intangibles cost arising from the acquisition of the medicated feed additives (“MFA”) business of Pfizer, Inc. and the acquisition of the rights to sell amprolium, an anticoccidial MFA, in most international markets, was $14,904 at September 30, 2005 and $14,907 at June 30, 2005, and accumulated amortization was $5,075 at September 30, 2005 and $4,706 at June 30, 2005. Amortization expense was $373 and $371 for the three months ended September 30, 2005 and 2004, respectively.

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

New Accounting Pronouncements:
      The Company adopted the following new accounting pronouncements in 2006:

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...”. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 30, 2005 and the provisions of this statement shall be applied prospectively. The adoption of SFAS No. 151 did not impact the Company’s financial statements.

Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement shall be applied prospectively. The adoption of SFAS No. 153 did not impact the Company’s financial statements.
      The Company will adopt the following new accounting pronouncement in 2006:

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
      The Company will adopt the following revised accounting pronouncement in 2007:

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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

2.	Belgium Plant Transactions
      On December 16, 2004, Phibro Animal Health SA, (“PAH Belgium”) entered into an agreement with GlaxoSmithKline Biologicals (“GSK”) to sell to GSK substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). Such sale, when completed (the “Belgium Plant Transactions”), will include the following elements (U.S. dollar amounts at the September 30, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6,200 ($7,500), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 700 ($800) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1,500 ($1,800) within six months from the closing date, EUR 1,500 ($1,800) within eighteen months from the closing date, EUR 1,500 ($1,800) within thirty months from the closing date, and EUR 500 ($600) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to PAH Brazil which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.
      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event later than June 30, 2006.
      The Dutch Notes (as defined below) and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.
      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of $2,500 as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of $7,500 during 2005, $2,700 during the three months ended September 30, 2005, and will record an additional $1,900 of incremental depreciation expense ratably through November 2005.
      The Company recorded accrued severance expense of $12,800 during 2005, representing the estimated total cost of severance and early-retirement programs for those employees not transferring to GSK. The expense includes $888 for enhanced pension benefits agreed as part of the early-retirement program. The

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Company estimates $6,500 will be paid at or around the closing date and $6,300 will be paid in subsequent periods.
      The Company recorded other transaction-related expenses of $1,900 during 2005 and $1,300 for the three months ended September 30, 2005. The Company sold the PAH Belgium excess land during the three months ended September 30, 2005 for proceeds of $700 and recorded a gain on the sale of $500.
      The incremental depreciation expense of $2,700, other transaction-related expenses of $1,300 and the gain of $500 on the sale of excess land are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2005. The other transaction-related expenses include employee retention agreements, plant dismantling and decommissioning, plant shutdown and other costs associated with the completion of the sale of the Belgium Plant.
      The Company expects to record an estimated additional $4,900 of other transaction-related expenses during the remainder of 2006. The estimated net expense includes an estimated $1,100 gain from the curtailment of the Belgium pension plan. The Company anticipates the gain or loss on the sale of the assets of the Belgium Plant will not be material.
      The Company has determined that the carrying amount of the Belgium Plant at September 30, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.
      In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $39,600 at September 30, 2005 and $38,800 at June 30, 2005, and are expected to continue to increase through November 2005, based on current production rates.

3.	Discontinued Operations

Wychem:
      The Company divested Wychem Ltd. (U.K.) (“Wychem”) during 2005. Wychem has been classified as a discontinued operation. The Company’s condensed consolidated financial statements have been revised to report separately the operating results, financial position and cash flows of the discontinued operation. Operating results of Wychem were:

Three Months Ended
September 30,
2004

OPERATING RESULTS:
Net sales	$1,378
Cost of goods sold	926
Selling, general and administrative expenses	165

Income before income taxes	287
Provision for income taxes	80

Income from operations	$207

Depreciation and amortization	$100

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	Debt

Loans Payable to Banks
      At September 30, 2005, loans payable to banks included $4,285 under PAHC’s domestic senior credit facility with Wells Fargo Foothill, Inc. The weighted average interest rate at September 30, 2005 was 7.06%. At September 30, 2005, PAHC had $13,215 of borrowings available under the working capital facility that is provided under the domestic senior credit facility. Koffolk had $40 included in loans payable to banks at September 30, 2005.
      On October 28, 2005, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $33,200 for purposes of calculating a certain financial covenant; (ii) establish the Minimum Domestic EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $17,500 for purposes of calculating a certain financial covenant; (iii) establish the Consolidated Minimum EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $32,000 for purposes of calculating a certain financial covenant; and (iv) amend the maximum aggregate amount of borrowing available under the working capital and letter of credit facilities from $32,500 to $35,000. The amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500.
      As of September 30, 2005, PAHC was in compliance with the financial covenants of its domestic senior credit facility, as amended. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.
      PAHC’s domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks on the condensed consolidated balance sheet.

Long-Term Debt

	As of

	September 30,	June 30,
	2005	2005

Senior secured notes due December 1, 2007	$127,491	$127,491
Senior subordinated notes due June 1, 2008	48,029	48,029
Senior secured notes due February 10, 2010	31,843	30,691
Foreign bank loans	1,891	2,606

	209,254	208,817
Less: current maturities	1,000	1,625

	$208,254	$207,192

      The Company accrued pay-in-kind interest of $1,152 on it senior secured notes due February 10, 2010 during the three months ended September 30, 2005.
      Koffolk has aggregate credit lines available for borrowing and letters of credit of $10,500. At September 30, 2005, Koffolk had $7,859 available under these credit lines.

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	Employee Benefit Plans
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
      Components of net periodic pension expense were:

	Three Months
	Ended
	September 30,

	2005	2004

Domestic Pension Expense
Service cost — benefits earned during the year	$392	$287
Interest cost on benefit obligation	252	164
Expected return on plan assets	(240)	(150)
Amortization of prior service costs	(36)	(17)
Amortization of net actuarial loss	34	2

Net periodic pension cost — domestic	$402	$286

	Three Months
	Ended
	September 30,

	2005	2004

International Pension Expense
Service cost — benefits earned during the year	$126	$122
Interest cost on benefit obligation	112	98
Expected return on plan assets	(96)	(79)
Amortization of net actuarial loss	—	6

Net periodic pension cost — international	$142	$147

6.	Contingencies

Litigation:
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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
      The Company’s subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”), was named in 1993 as a potentially responsible party (“PRP”) in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) by the United States Environmental Protection Agency (the “EPA”), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of which $691 has been paid as of September 30, 2005. Some recovery from insurance and other sources is expected but has not been recorded. The Company also has accrued its best estimate of any future costs.
      Phibro-Tech has resolved certain alleged technical permit violations with the California Department of Toxic Substances Control (“DTSC”) and has reached an agreement to make annual payments through October 2008. The remaining payments under this agreement were $315 as of September 30, 2005.
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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
      Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,576 at September 30, 2005, which is included in current and long-term liabilities on the condensed consolidated balance sheet (approximately $2,743 at June 30, 2005).

7.	Business Segments
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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following segment data includes information only for continuing operations.

	Animal
	Health &	Industrial
	Nutrition	Chemicals	Distribution	Corporate	Total

Three Months Ended September 30, 2005
Net sales	$72,229	$11,834	$8,508	$—	$92,571
Operating income (loss)	4,571	1,289	1,435	(3,200)	4,095
Depreciation and amortization	4,889	393	6	74	5,362
      The Animal Health and Nutrition segment includes Belgium Plant Transaction costs for depreciation expense of $2,747 and other transaction-related expenses of $756.

Three Months Ended September 30, 2004
Net sales	$65,342	$13,430	$8,125	$—	$86,897
Operating income (loss)	7,625	1,191	1,054	(3,538)	6,332
Depreciation and amortization	2,195	403	2	64	2,664
Identifiable Assets
At September 30, 2005	$204,303	$22,864	$7,568	$16,327	$251,062
At June 30, 2005	204,799	21,473	8,092	21,122	255,486

8.	Consolidating Financial Statements
      The Senior Secured Notes due 2010, issued by Holdings, are collateralized by all Holdings’ assets (now consisting substantially of all the outstanding capital stock of PAHC). The Senior Secured Notes due 2010 and such security interest are effectively subordinated to all liabilities, including PAHC’s and its subsidiaries’ trade payables, as well as PAHC’s domestic senior credit facility and indenture indebtedness.
      The units of Senior Secured Notes due 2007, consisting of notes issued by PAHC (the “U.S. Notes”) and notes issued by Philipp Brothers Netherlands III B.V., an indirect wholly-owned subsidiary of PAHC (the “Dutch Issuer”, and such notes issued by it the “Dutch Notes”), are guaranteed by certain subsidiaries. PAHC and its U.S. subsidiaries (“U.S. Guarantor Subsidiaries”), excluding PMC, Prince MFG, LLC and Mineral Resource Technologies, Inc. (“MRT”) (the “Unrestricted Subsidiaries”, as defined in the Indenture), fully and unconditionally guarantee all of the Senior Secured Notes on a joint and several basis. In addition, the Dutch Issuer’s subsidiaries, presently consisting of Phibro Animal Health SA (the “Belgium Guarantor”), fully and unconditionally guarantee the Dutch Notes. The Dutch Issuer and the Belgium Guarantor do not guarantee the U.S. Notes. Other foreign subsidiaries (“Non-Guarantor Subsidiaries”) do not presently guarantee the Senior Secured Notes due 2007. The U.S. Guarantor Subsidiaries include all domestic subsidiaries of PAHC other than the Unrestricted Subsidiaries and include: C.P. Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.
      The Senior Subordinated Notes due 2008, issued by PAHC, are guaranteed by certain subsidiaries. PAHC’s U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes due 2008. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of PAHC including: C.P. Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC;

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Prince MFG, LLC; MRT (until divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.
      The following consolidating financial data summarizes the assets, liabilities and results of operations and cash flows of Holdings, PAHC, the Unrestricted Subsidiaries, U.S. Guarantor Subsidiaries, Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries. The Unrestricted Subsidiaries, U.S. Guarantor Subsidiaries, Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries are directly or indirectly wholly owned as to voting stock by PAHC.
      Investments in subsidiaries are accounted for by Holdings and PAHC using the equity method. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) by jurisdiction within each group. The principal consolidation adjustments are to eliminate investments in subsidiaries and intercompany balances and transactions.

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$422	$1,554	$—	$1,390	$6,788	$—	$10,154	$512	$—	$10,666
Trade receivables	3,144	24,234	—	2,879	20,863	—	51,120	—	—	51,120
Other receivables	590	1,250	—	893	1,562	—	4,295	—	—	4,295
Inventory	2,522	38,384	—	29,104	29,251	—	99,261	—	—	99,261
Prepaid expenses and other	3,448	793	—	1,547	6,865	—	12,653	—	—	12,653

TOTAL CURRENT ASSETS	10,126	66,215	—	35,813	65,329	—	177,483	512	—	177,995

Property, plant & equipment, net	1,142	13,757	—	4,889	28,921	—	48,709	—	—	48,709
Intangibles, net	—	3,721	—	1,282	4,826	—	9,829	—	—	9,829
Other assets	11,171	755	—	—	960	—	12,886	1,643	—	14,529
Investment in subsidiaries	99,845	—	(18,618)	—	—	(81,227)	—	(45,575)	45,575	—
Intercompany	13,845	91,096	31,899	1,181	(17,553)	(120,468)	—	—	—	—

	$136,129	$175,544	$13,281	$43,165	$82,483	$(201,695)	$248,907	$(43,420)	$45,575	$251,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Cash overdraft	$—	$413	$—	$—	$—	$—	$413	$—	$—	$413
Loan payable to banks	4,285	—	—	—	40	—	4,325	—	—	4,325
Current portion of long-term debt	—	—	—	—	1,000	—	1,000	—	—	1,000
Accounts payable	997	18,469	—	932	12,108	—	32,506	—	—	32,506
Accrued expenses and other	14,732	7,457	2,584	22,160	12,836	—	59,769	713	—	60,482

TOTAL CURRENT LIABILITIES	20,014	26,339	2,584	23,092	25,984	—	98,013	713	—	98,726

Long-term debt	151,236	—	24,284	—	891	—	176,411	31,843	—	208,254
Other liabilities	10,454	5,460	—	1,998	2,146	—	20,058	—	—	20,058
Intercompany debt	—	28,536	5,044	36,693	50,195	(120,468)	—	—	—	—

TOTAL LIABILITIES	181,704	60,335	31,912	61,783	79,216	(120,468)	294,482	32,556	—	327,038

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	521	—	—	—	—	—	521	521	(521)	521
Common stock	2	33	—	—	—	(33)	2	2	(2)	2
Paid-in capital	27,260	108,383	21	52	1,537	(109,993)	27,260	860	(27,260)	860
Retained earnings (accumulated deficit)	(77,170)	6,880	(22,576)	(22,594)	1,754	36,536	(77,170)	(81,171)	77,170	(81,171)
Accumulated other comprehensive income (loss):
Gain on derivative instruments, net of income taxes	223	223	—	—	—	(223)	223	223	(223)	223
Cumulative currency translation adjustment, net of income taxes	3,589	(310)	3,924	3,924	(24)	(7,514)	3,589	3,589	(3,589)	3,589

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(45,575)	115,209	(18,631)	(18,618)	3,267	(81,227)	(45,575)	(75,976)	45,575	(75,976)

	$136,129	$175,544	$13,281	$43,165	$82,483	$(201,695)	$248,907	$(43,420)	$45,575	$251,062

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

NET SALES	$7,329	$55,814	$—	$2,937	$26,491	$—	$92,571	$—	$—	$92,571
NET SALES — INTERCOMPANY	50	48	—	12,839	2,165	(15,102)	—	—	—	—
COST OF GOODS SOLD (includes Belgium Plant Transactions costs of $3,503)	5,180	42,528	—	15,292	25,513	(15,102)	73,411	—	—	73,411

GROSS PROFIT	2,199	13,334	—	484	3,143	—	19,160	—	—	19,160
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,192	6,562	19	582	3,710	—	15,065	—	—	15,065

OPERATING INCOME (LOSS)	(1,993)	6,772	(19)	(98)	(567)	—	4,095	—	—	4,095
OTHER:
Interest expense	5,595	—	789	4	203	—	6,591	1,597	—	8,188
Interest (income)	(44)	(5)	—	—	(41)	—	(90)	(3)	—	(93)
Other (income) expense, net	1	(142)	(1)	(77)	(454)	—	(673)	—	—	(673)
Intercompany interest and other	(6,206)	5,128	(797)	1,096	779	—	—	—	—	—
Loss relating to subsidiaries	1,272	—	1,121	—	—	(2,393)	—	2,791	(2,791)	—

INCOME (LOSS) BEFORE INCOME TAXES	(2,611)	1,791	(1,131)	(1,121)	(1,054)	2,393	(1,733)	(4,385)	2,791	(3,327)
PROVISION (BENEFIT) FOR INCOME TAXES	180	99	—	—	779	—	1,058	—	—	1,058

NET INCOME (LOSS)	$(2,791)	$1,692	$(1,131)	$(1,121)	$(1,833)	$2,393	$(2,791)	$(4,385)	$2,791	$(4,385)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(2,791)	$1,692	$(1,131)	$(1,121)	$(1,833)	$2,393	$(2,791)	$(4,385)	$2,791	$(4,385)
Adjustments to reconcile income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $2,747)	74	702	—	3,416	1,170	—	5,362	—	—	5,362
Amortization of deferred financing costs	828	—	—	—	—	—	828	190	—	1,018
Net gain from sales of assets	—	—	—	(529)	(2)	—	(531)	—	—	(531)
Effects of changes in foreign currency	—	(190)	—	106	(389)	—	(473)	—	—	(473)
Other	1	25	—	—	(28)	—	(2)	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(317)	349	—	1,128	752	—	1,912	—	—	1,912
Inventory	147	(1,529)	—	565	(810)	—	(1,627)	—	—	(1,627)
Prepaid expenses and other	629	(71)	—	(617)	(238)	—	(297)	—	—	(297)
Other assets	304	(7)	—	—	7	—	304	—	—	304
Accounts payable	(686)	(1,675)	—	(2,433)	739	—	(4,055)	(69)	—	(4,124)
Accrued expenses and other	4,198	(1,874)	789	1,492	179	—	4,784	1,389	—	6,173
Accrued costs of the Belgium Plant Transactions	—	—	—	(479)	—	—	(479)	—	—	(479)
Intercompany	(702)	2,826	325	(980)	924	(2,393)	—	2,791	(2,791)	—

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,685	248	(17)	548	471	—	2,935	(84)	—	2,851

INVESTING ACTIVITIES:
Capital expenditures	(38)	(704)	—	(108)	(1,549)	—	(2,399)	—	—	(2,399)
Proceeds from sale of assets	—	—	—	716	22	—	738	—	—	738

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(38)	(704)	—	608	(1,527)	—	(1,661)	—	—	(1,661)

FINANCING ACTIVITIES:
Net increase (decrease) in cash overdraft	—	223	—	—	—	—	223	—	—	223
Net increase (decrease) in short-term debt	(3,715)	—	—	—	2	—	(3,713)	—	—	(3,713)
Proceeds from long-term debt	—	—	—	—	55	—	55	—	—	55
Payments of long-term debt	—	—	—	—	(717)	—	(717)	—	—	(717)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,715)	223	—	—	(660)	—	(4,152)	—	—	(4,152)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(21)	52		31	—		31

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,068)	(233)	(17)	1,135	(1,664)	—	(2,847)	(84)	—	(2,931)
CASH AND CASH EQUIVALENTS at beginning of period	2,490	1,787	17	255	8,452	—	13,001	596	—	13,597

CASH AND CASH EQUIVALENTS at end of period	$422	$1,554	$—	$1,390	$6,788	$—	$10,154	$512	$—	$10,666

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,490	$1,787	$17	$255	$8,452	$—	$13,001	$596	$—	$13,597
Trade receivables	2,828	24,791	—	3,980	21,207	—	52,806	—	—	52,806
Other receivables	549	971	—	804	1,287	—	3,611	—	—	3,611
Inventory	2,669	36,289	—	29,691	27,972		96,621	—		96,621
Prepaid expenses and other	4,118	921	—	1,203	6,545	—	12,787	—	—	12,787

TOTAL CURRENT ASSETS	12,654	64,759	17	35,933	65,463	—	178,826	596	—	179,422

Property, plant & equipment, net	1,178	13,564	—	8,122	27,096	—	49,960	—	—	49,960
Intangibles, net	—	3,827	—	1,339	5,035	—	10,201	—	—	10,201
Other assets	12,303	796	—	—	971	—	14,070	1,833	—	15,903
Investment in subsidiaries	101,464	—	(17,469)	—	—	(83,995)	—	(44,924)	44,924	—
Intercompany	9,384	93,463	31,103	(1,427)	(14,325)	(118,198)	—	—	—	—

	$136,983	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057	$(42,495)	$44,924	$255,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Cash overdraft	$—	$190	$—	$—	$—	$—	$190	$—	$—	$190
Loan payable to banks	8,000	—	—	—	38	—	8,038	—	—	8,038
Current portion of long-term debt	—	—	—	—	1,625	—	1,625	—	—	1,625
Accounts payable	1,683	20,137	—	3,320	11,207	—	36,347	69	—	36,416
Accrued expenses and other	10,910	9,222	248	21,195	12,240	—	53,815	476	—	54,291

TOTAL CURRENT LIABILITIES	20,593	29,549	248	24,515	25,110	—	100,015	545	—	100,560

Long-term debt	151,236	—	24,284	—	981	—	176,501	30,691	—	207,192
Other liabilities	10,078	5,364	—	1,856	4,167	—	21,465	—	—	21,465
Intercompany debt	—	28,047	6,591	35,065	48,495	(118,198)	—	—	—	—

TOTAL LIABILITIES	181,907	62,960	31,123	61,436	78,753	(118,198)	297,981	31,236	—	329,217

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	521	—	—	—	—	—	521	521	(521)	521
Common stock	2	33	—	—	—	(33)	2	2	(2)	2
Paid-in capital	27,260	108,383	21	52	1,537	(109,993)	27,260	860	(27,260)	860
Retained earnings (accumulated deficit)	(74,379)	5,188	(21,445)	(21,473)	6,074	31,656	(74,379)	(76,786)	74,379	(76,786)
Accumulated other comprehensive income (loss):
Gain on derivative instruments, net of income taxes	123	123	—	—	—	(123)	123	123	(123)	123
Cumulative currency translation adjustment, net of income taxes	1,549	(278)	3,952	3,952	(2,124)	(5,502)	1,549	1,549	(1,549)	1,549

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(44,924)	113,449	(17,472)	(17,469)	5,487	(83,995)	(44,924)	(73,731)	44,924	(73,731)

	$136,983	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057	$(42,495)	$44,924	$255,486

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004

		U.S. Guarantor	Dutch	Belgium	Non-Guarantors	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

NET SALES	$6,393	$56,211	$—	$1,668	$22,625	$—	$86,897
NET SALES — INTERCOMPANY	56	93	—	6,204	1,075	(7,428)	—
COST OF GOODS SOLD	4,738	41,516	—	4,699	21,202	(7,428)	64,727

GROSS PROFIT	1,711	14,788	—	3,173	2,498	—	22,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,468	6,800	6	553	4,011		15,838

OPERATING INCOME (LOSS)	(2,757)	7,988	(6)	2,620	(1,513)	—	6,332
OTHER:
Interest expense	4,943	(2)	650	11	235	—	5,837
Interest (income)	(1)	—	—	—	(24)	—	(25)
Other (income) expense, net	1	(228)	—	(59)	310	—	24
Intercompany interest and other	(7,527)	5,449	(660)	939	1,799	—	—
(Profit) relating to subsidiaries	(135)	—	(1,567)	—	—	1,702	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(38)	2,769	1,571	1,729	(3,833)	(1,702)	496
PROVISION FOR INCOME TAXES	310	104	—	162	268	—	844

INCOME (LOSS) FROM CONTINUING OPERATIONS	(348)	2,665	1,571	1,567	(4,101)	(1,702)	(348)
DISCONTINUED OPERATIONS:
(Loss) from discontinued operations, net of income taxes	—	—	—	—	207	—	207
Profit relating to discontinued operations	207	—	—	—	—	(207)	—

NET INCOME (LOSS)	$(141)	$2,665	$1,571	$1,567	$(3,894)	$(1,909)	$(141)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2004

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(141)	$2,665	$1,571	$1,567	$(3,894)	$(1,909)	$(141)
Adjustment for discontinued operations	(207)	—	—	—	(207)	207	(207)

Income (loss) from continuing operations	(348)	2,665	1,571	1,567	(4,101)	(1,702)	(348)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	64	703	—	713	1,184	—	2,664
Amortization of deferred financing costs	591	—	—	—	—	—	591
Deferred income taxes	—	—	—	—	68	—	68
Net gain from sales of assets	—	—	—	—	(1)	—	(1)
Effects of changes in foreign currency	—	(227)	—	(59)	164	—	(122)
Other	3	31	—	—	14	—	48
Changes in operating assets and liabilities:
Accounts receivable	(161)	216	—	618	4,442	—	5,115
Inventory	(1,322)	3,251	—	(5,409)	(1,356)	—	(4,836)
Prepaid expenses and other	896	(267)	—	107	456	—	1,192
Other assets	(175)	173	—	—	1	—	(1)
Accounts payable	(749)	(4,435)	—	(724)	(2,188)	—	(8,096)
Accrued expenses and other	4,913	780	650	997	(78)	—	7,262
Accrued costs of non-completed transaction	(1,100)	—	—	—	—	—	(1,100)
Intercompany	(2,781)	(1,958)	(2,238)	2,450	2,825	1,702	—
Cash provided (used) by discontinued operations	—	—	—	—	(51)	—	(51)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(169)	932	(17)	260	1,379	—	2,385

INVESTING ACTIVITIES:
Capital expenditures	(55)	(834)	—	(274)	(560)	—	(1,723)
Proceeds from sale of assets	—	—	—	—	9	—	9
Discontinued operations	—	—	—	—	(22)	—	(22)

NET CASH (USED) BY INVESTING ACTIVITIES	(55)	(834)	—	(274)	(573)	—	(1,736)

FINANCING ACTIVITIES:
Net increase (decrease) in cash overdraft	—	(237)	—	—	—	—	(237)
Net increase (decrease) in short-term debt	272	—	—	—	—	—	272
Proceeds from long-term debt	—	—	—	—	445	—	445
Payments of long-term debt	—	(99)	—	—	(773)	—	(872)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	272	(336)	—	—	(328)	—	(392)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	5	—	4	(56)	—	(47)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48	(233)	(17)	(10)	422	—	210
CASH AND CASH EQUIVALENTS at beginning of period	136	801	17	212	4,402	—	5,568

CASH AND CASH EQUIVALENTS at end of period	$184	$568	$—	$202	$4,824	$—	$5,778

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      PAHC Holdings Corporation (the “Company” or “Holdings”) was formed on February 1, 2005 to hold the capital stock of Phibro Animal Health Corporation (“PAHC”).This information should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Report. The Company) presents its annual consolidated financial statements on the basis of its fiscal year ending June 30. All references to 2006 and 2005 refer to the fiscal year ended June 30 of that year.
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

Belgium Plant Transactions
      On December 16, 2004, Phibro Animal Health SA, (“PAH Belgium”) entered into an agreement with GlaxoSmithKline Biologicals (“GSK”) to sell to GSK substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). Such sale, when completed (the “Belgium Plant Transactions”), will include the following elements (U.S. dollar amounts at the September 30, 2005 exchange rate): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6.2 million ($7.5 million), payable at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreeing to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.8 million) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreeing to pay to GSK EUR 1.5 million ($1.8 million) within six months from the closing date, EUR 1.5 million ($1.8 million) within eighteen months from the closing date, EUR 1.5 million ($1.8 million) within thirty months from the closing date, and EUR 0.5 million ($0.6 million) within forty-two months from the closing date; (v) PAH Belgium retaining certain excess land and being able to sell such land for its own account; (vi) PAH Belgium being responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retaining any or all equipment at the Belgium Plant, and being able to sell such equipment for the account of PAH Belgium or transfer such equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal Internacional Ltda. (“PAH Brazil”) which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.
      The foregoing transactions and agreements are subject to a closing that is expected to occur on November 30, 2005, but in no event later than June 30, 2006.
      The Dutch Notes and related guarantees are collateralized by a mortgage on the Belgium Plant which will be released in connection with the closing of the sale of the Belgium Plant to GSK.
      As a result of the above agreement, the Company will depreciate the Belgium plant to its estimated salvage value of $2.5 million as of the projected closing date of November 30, 2005. The Company recorded incremental depreciation expense of $7.5 million during 2005, $2.7 million during the three months ended September 30, 2005, and will record an additional $1.9 million of incremental depreciation expense ratably through November 2005.

      The Company recorded accrued severance expense of $12.8 million during 2005, representing the estimated total cost of severance and early-retirement programs for those employees not transferring to GSK. The expense includes $0.9 million for enhanced pension benefits agreed as part of the early-retirement program. The Company estimates $6.5 million will be paid at or around the closing date and $6.3 million will be paid in subsequent periods.
      The Company also recorded other transaction-related expenses of $1.9 million during 2005 and $1.3 million for the three months ended September 30, 2005. The Company sold the PAH Belgium excess land during the current quarter for proceeds of $0.7 million and a gain of $0.5 million.
      The incremental depreciation expense of $2.7 million, other transaction-related expenses of $1.3 million and a gain of $0.5 million on the sale of excess land recorded are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive income (loss) for the current quarter. The other transaction-related expenses include employee retention agreements, plant dismantling and decommissioning, plant shutdown and other costs associated with the completion of the sale of the Belgium Plant.
      The Company expects to record an estimated additional $4.9 million of other transaction-related expenses during the remainder of 2006. The estimated net expense includes an estimated $1.1 million gain from the curtailment of the Belgium pension plan. The Company anticipates the gain or loss on the sale of the assets of the Belgium Plant will not be material.
      The Company has determined that the carrying amount of the Belgium Plant at September 30, 2005 is recoverable based on the estimated future cash flows arising from the use of the assets.
      In anticipation of transferring production of virginiamycin from the Belgium plant to an alternative production location, the Company has been increasing inventory levels of virginiamycin to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $39.6 million at September 30, 2005 and $38.8 million at June 30, 2005, and are expected to continue to increase through November 2005, based on current production rates.
Other Risks and Uncertainties
      The Company’s ability to fund its operating plan depends upon the continued availability of borrowing under PAHC’s domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of its covenants under PAHC’s domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that PAHC would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to PAHC’s 13% Senior Secured Notes due 2007 and PAHC’s 9 7/8% Senior Subordinated Notes due 2008. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. PAHC also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.
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
Summary Consolidated Results of Continuing Operations

	Three Months Ended
	September 30,

	2005	2004

	(Thousands)
Net sales	$92,571	$86,897
Gross profit	19,160	22,170
Selling, general and administrative	15,065	15,838
Operating income	4,095	6,332
Interest expense, net	8,095	5,812
Other expense (income), net	(673)	24
Provision (benefit) for income taxes	1,058	844
Loss from continuing operations	$(4,385)	$(348)
Comparison of Three Months Ended September 30, 2005 and 2004
      Net Sales of $92.6 million increased $5.7 million, or 7%. Animal Health and Nutrition sales of $72.2 million grew $6.9 million, or 11%, due to volume increases and higher average selling prices. Specialty Chemical Group (comprised of the Industrial Chemicals and Distribution segments) sales of $20.3 million decreased $1.2 million due to lower unit volumes.
      Gross Profit of $19.2 million decreased $3.0 million, to 20.7% of net sales. The Belgium Plant Transactions increased costs by $3.5 million for the current quarter. Excluding this charge, Animal Health and Nutrition gross profit decreased slightly due to higher unit costs offset in part by higher average selling prices and unit volumes. The Specialty Chemical Group’s gross profit increased over last year due to increased sales of higher margin products.
      Selling, General and Administrative Expenses of $15.1 million decreased $0.8 million. Expenses in the operating segments decreased over the prior year due to lower research and development costs associated with registration trials, favorable foreign exchange rates and reduced severance costs. Corporate expenses decreased due to lower professional fees, reduced severance costs and costs associated with the Company’s relocation last year.
      Operating Income of $4.1 million decreased $2.2 million from last year. Operating income, excluding the Belgium Plant Transactions, increased by $0.4 million in Animal Health and Nutrition due to lower selling, general and administrative expenses offset in part by lower gross profit. Specialty Chemical Group operating income improved $0.5 million due to increased sales of higher margin products. Corporate expenses decreased by $0.3 million and also contributed to the improvement.

      Interest Expense, Net of $8.1 million increased $2.3 million from last year, primarily due to higher borrowing levels associated with the issuance of the Company’s 15% Senior Secured Notes, the additional issuance of PAHC’s 13% Senior Secured Notes and increased amortization of deferred financing costs.
      Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.
      Income Taxes of $1.1 million were recorded on a consolidated pre-tax loss of $3.3 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.
Operating Segments
      The Animal Health and Nutrition segment manufactures and markets MFAs and NFAs to the poultry, swine and cattle markets, and includes the operations of the Phibro Animal Health business unit, Prince AgriProducts, Koffolk (1949) Ltd. and Planalquimica. The Industrial Chemicals segment, through its Phibro-Tech subsidiary, manufacturers and markets specialty chemicals for use in the pressure treated wood and chemical industries and also includes contract manufacturing of crop protection chemicals. The Distribution segment markets a variety of specialty chemicals, and includes PhibroChem and Ferro operations.

	Three Months Ended
	September 30,

	2005	2004

	(Thousands)
Net Sales
Animal Health & Nutrition	$72,229	$65,342
Industrial Chemicals	11,834	13,430
Distribution	8,508	8,125

	$92,571	$86,897

	Three Months Ended
	September 30,

	2005	2004

	(Thousands)
Operating Income
Animal Health & Nutrition	$4,571	$7,625
Industrial Chemicals	1,289	1,191
Distribution	1,435	1,054
Corporate expenses and adjustments	(3,200)	(3,538)

	$4,095	$6,332

Operating Segments Comparison of Three Months Ended September 30, 2005 and 2004

Animal Health and Nutrition
      Net Sales of $72.2 million increased $6.9 million, or 11%. MFA net sales increased by $4.4 million. Revenues were higher primarily for antibiotics and anticoccidials but were offset in part by lower sales of antibacterials. The increase in MFA revenues was primarily due to higher unit volumes. NFA net sales increased by $2.5 million principally due to higher average selling prices of trace mineral premixes and other feed ingredients.

      Operating Income of $4.6 million decreased $3.1 million from last year. Operating income, excluding costs relating to the Belgium Transactions of $3.5 million, increased $0.4 million due to higher average selling prices and unit volumes offset partially by higher unit costs, and by lower selling, general and administrative expenses.

Specialty Chemicals
      Industrial Chemicals net sales of $11.8 million decreased $1.6 million, or 12%. Sales of copper-related products to the wood treatment markets were below last year, but were partially offset by higher sales of other specialty copper products arising from capacity expansion. Revenues for contract manufacturing decreased due to lower unit volumes offset in part by higher average selling prices. Operating income of $1.3 million improved by $0.1 million from last year due to higher average selling prices and lower plant spending offset in part by lower unit volumes.
      Distribution net sales of $8.5 million increased $0.4 million, or 5%. Higher domestic unit volumes and higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $1.4 million improved by $0.4 million from last year due to increased sales of higher margin products.
Discontinued Operations
      The Company divested Wychem Limited (U.K.) (“Wychem”) during 2005. This business has been classified as a discontinued operation. Operating results of Wychem were:

Three Months Ended
September 30,
2004

Net Sales	$1,378

Operating Income	$287
Provision for income taxes	80

Income from discontinued operations, net of income taxes	$207

Depreciation and Amortization	$100

Liquidity and Capital Resources
      Net Cash Provided by Operating Activities. Cash provided by operations for the three months ended September 30, 2005 and 2004 was $2.9 million and $2.4 million, respectively. The Company continues to increase inventory levels of virginiamycin to enhance future supply flexibility and reduce cost as part of the planned exit of the Belgium Plant. Total inventories increased by $1.6 million in the current quarter, due in part to a $0.8 million increase in virginiamycin inventories.
      Net Cash (Used) by Investing Activities. Net cash (used) by investing activities for the three months ended September 30, 2005 and 2004 was ($1.7) million for each period. Capital expenditures of $2.4 million and $1.7 million for 2005 and 2004, respectively, were for new product capacity, for maintaining the Company’s existing asset base and for environmental, health and safety projects. Sales of assets, primarily excess land related to the Belgium plant transactions, provided funds of $0.7 million in 2005.
      Net Cash (Used) by Financing Activities. Net cash (used) by financing activities for the three months ended September 30, 2005 and 2004 was ($4.2) million and ($0.4) million, respectively. Proceeds from long-term debt reflect the borrowings of Koffolk Israel. The decrease in short-term debt is due to the reduction of the senior credit facility primarily funded from operating activities. Payments of long-term debt reflect the repayments of Koffolk Israel borrowings.
      Working Capital and Capital Expenditures. Working capital as of September 30, 2005 was $79.3 million compared to $78.9 million at June 30, 2005, an increase of $0.4 million. The increase in working capital for the current quarter primarily was due to higher inventory levels and reduced short-term debt levels offset in part by lower cash balances.
      The Company anticipates spending approximately $19.4 million for capital expenditures in 2006, primarily for expansion of virginiamycin production capacity at the Brazil facility and to cover the Company’s asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.
      Liquidity. At September 30, 2005 the amount of credit extended under the PAHC’s domestic senior credit facility totaled $4.3 million under the working capital facility and $10.7 million under the letter of credit facility, and PAHC had $13.2 million available under the working capital facility. In addition, certain of PAHC’s foreign subsidiaries also had availability totaling $7.9 million under their respective loan agreements.
      On October 28, 2005, PAHC amended its domestic senior credit facility to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $33.2 million for purposes of calculating a certain financial covenant; (ii) establish the Minimum Domestic EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $17.5 million for purposes of calculating a certain financial covenant; (iii) establish the Consolidated Minimum EBITDA for the twelve month periods ended July 31, 2005 through June 30, 2006 at $32.0 million for purposes of calculating a certain financial covenant; and (iv) amend the maximum aggregate amount of borrowing available under the working capital and letter of credit facilities from $32.5 million to $35.0 million. The amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million.
      As of September 30, 2005, PAHC was in compliance with the financial covenants of its domestic senior credit facility, as amended. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.
      The domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.
      The Company’s ability to fund its operating plan depends upon the continued availability of borrowing under PAHC’s domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of its covenants under PAHC’s domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that PAHC would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to PAHC’s 13% Senior Secured Notes due 2007 and PAHC’s 9 7/8% Senior Subordinated Notes due 2008. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to ensure additional liquidity. PAHC also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.

      The Company’s contractual obligations (in millions) at September 30, 2005 mature as follows:

	Years

	Within 1	Over 1 to 3	Over 3 to 5	Over 5	Total

	(Dollars in millions)
Loans payable to banks	$4.3	$—	$—	$—	$4.3
Long-term debt (including current portion)	1.0	208.3	—	—	209.3
Long-term debt (“pay-in-kind” notes)		9.6			9.6
Interest payments	22.1	41.4	—	—	63.5
Lease commitments	1.5	2.6	1.8	1.5	7.4
Acquisition of rights	0.4	0.6	0.1	—	1.1

Total contractual obligations	$29.3	$262.5	$1.9	$1.5	$295.2

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
      Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2005 are those that depend most heavily on these judgments and estimates. As of September 30, 2005 there have been no material changes to any of the critical accounting policies contained therein.
New Accounting Pronouncements
      The Financial Accounting Standards Board has released new and revised standards. These standards will be adopted by the Company during 2006 and 2007 and are discussed in the notes to condensed consolidated financial statements included in this Report.
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
      For financial market risks related to changes in interest rates, foreign currency exchange rates and commodity prices, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about

Market Risk, in our annual report on Form 10-K for the fiscal year ended June 30, 2005 and to Notes 2 and 19 to our Consolidated Financial Statements included therein.
Certain Factors Affecting Future Operating Results

Forward-Looking Statements
      This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.
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
      See also the discussion under “Risks, Uncertainties and Liquidity” in Note 1 of our Condensed Consolidated Financial Statements included in this Report.
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

PART II — OTHER INFORMATION

Item 5.	Other Information
      None

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

31.2	Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

31.3	Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

32	Section 1350 Certifications of PAHC Holdings Corporation.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAHC HOLDINGS CORPORATION

By:	/s/ JACK C. BENDHEIM

Jack C. Bendheim
Chairman of the Board
Date: November 14, 2005

By:	/s/ GERALD K. CARLSON

Gerald K. Carlson
Chief Executive Officer
Date: November 14, 2005

By:	/s/ RICHARD G. JOHNSON

Richard G. Johnson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Date: November 14, 2005

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Gerald K. Carlson, Chief Executive Officer required by Rule 15d-14(a) of the Act.

31.2	Certification of Jack C. Bendheim, Chairman of the Board required by Rule 15d-14(a) of the Act.

31.3	Certification of Richard G. Johnson, Chief Financial Officer required by Rule 15d-14(a) of the Act.

32	Section 1350 Certifications of PAHC Holdings Corporation.