Form 10-Q
period 2006-03-31
PAHC HOLDINGS CORP
filed 2006-05-15
CIK 1321747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

The number of shares outstanding of the Registrant’s Common Stock as of May 9, 2006: 24,488.50

Class A Common Stock, $.10 par value: 12,600.00
Class B Common Stock, $.10 par value: 11,888.50

PAHC HOLDINGS CORPORATION

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2005 and/or throughout this Form 10-Q and in particular in Item 2 of Part I of this Form 10-Q under the caption “Certain Factors Affecting Future Operating Results.” Unless the context otherwise requires, references in this report to the “Company” or to “we” or “our” refer to PAHC Holdings Corporation and/or one or more of its subsidiaries, as applicable.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$10,230	$13,597
Accounts receivable, net	60,009	56,417
Inventories	93,911	96,621
Prepaid expenses and other current assets	10,832	12,787

Total current assets	174,982	179,422
Property, plant and equipment, net	48,972	49,960
Intangibles, net	9,096	10,201
Other assets	12,474	15,903

Total assets	$245,524	$255,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Loans payable to banks	$—	$8,038
Current portion of long-term debt	223	1,625
Accounts payable	38,781	36,606
Accrued expenses and other current liabilities	55,734	54,291

Total current liabilities	94,738	100,560
Long-term debt	210,682	207,192
Other liabilities	23,231	21,465

Total liabilities	328,651	329,217

Commitments and contingencies
Stockholders’ deficit
Preferred stock	521	521
Common stock	2	2
Paid-in capital	860	860
Accumulated deficit	(88,406)	(76,786)
Accumulated other comprehensive income
Gain on derivative instruments, net of income taxes	79	123
Cumulative foreign currency translation adjustment, net of income taxes	3,817	1,549

Total stockholders’ deficit	(83,127)	(73,731)

Total liabilities and stockholders’ deficit	$245,524	$255,486

See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Net sales	$100,905	$90,255	$293,211	$269,169
Cost of goods sold (includes Belgium Plant Transactions costs of $975 and $4,372 for the three months ended March 31, 2006 and 2005, respectively, and $10,211 and $13,908 for the nine months ended March 31, 2006 and 2005, respectively)	76,442	71,504	229,343	214,682

Gross profit	24,463	18,751	63,868	54,487
Selling, general and administrative expenses	17,559	17,019	49,445	49,771

Operating income	6,904	1,732	14,423	4,716
Interest expense	8,513	7,658	24,577	19,557
Interest (income)	(56)	(44)	(271)	(102)
Other (income) expense, net	31	77	(2,561)	(691)

Income (loss) from continuing operations before income taxes	(1,584)	(5,959)	(7,322)	(14,048)
Provision for income taxes	1,591	773	4,298	699

(Loss) from continuing operations	(3,175)	(6,732)	(11,620)	(14,747)
Income from discontinued operations, net of income taxes	—	272	—	575

Net (loss)	(3,175)	(6,460)	(11,620)	(14,172)
Other comprehensive income (loss):
Change in derivative instruments, net of income taxes	76	(27)	(44)	295
Change in foreign currency translation adjustment, net of income taxes	2,482	(1,207)	2,268	7,104

Comprehensive (loss)	$(617)	$(7,694)	$(9,396)	$(6,773)

Net (loss)	(3,175)	(6,460)	(11,620)	(14,172)
Excess of the reduction of Series B and C preferred stock over total assets divested and costs and liabilities incurred on the Prince Transactions	—	4,000	—	4,973
Dividends and equity value adjustment on Series C preferred stock	—	(3,582)	—	(1,723)

Net (loss) attributable to common stockholders	$(3,175)	$(6,042)	$(11,620)	$(10,922)

See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months and Nine Months Ended March 31, 2006

						Accumulated
	Preferred	Common				Other
	Stock	Stock		Paid-in	Accumulated	Comprehensive
	Series A	Class A	Class B	Capital	Deficit	Income (Loss)	Total
	(Unaudited)
	(In thousands)

Balance as of June 30, 2005	$521	$1	$1	$860	$(76,786)	$1,672	$(73,731)
Change in derivative instruments, net of income taxes						100	100
Change in foreign currency translation adjustment, net of income taxes						2,040	2,040
Net (loss)					(4,385)		(4,385)

Balance as of September 30, 2005	$521	$1	$1	$860	$(81,171)	$3,812	$(75,976)

Change in derivative instruments, net of income taxes						(220)	(220)
Change in foreign currency translation adjustment, net of income taxes						(2,254)	(2,254)
Net (loss)					(4,060)		(4,060)

Balance as of December 31, 2005	$521	$1	$1	$860	$(85,231)	$1,338	$(82,510)

Change in derivative instruments, net of income taxes						76	76
Change in foreign currency translation adjustment, net of income taxes						2,482	2,482
Net (loss)					(3,175)		(3,175)

Balance as of March 31, 2006	$521	$1	$1	$860	$(88,406)	$3,896	$(83,127)

See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES
Net (loss)	$(11,620)	$(14,172)
Adjustment for discontinued operations	—	(575)

(Loss) from continuing operations	(11,620)	(14,747)
Adjustments to reconcile (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $4,533 and $3,628 for the nine months ended March 31, 2006 and 2005, respectively)	11,849	11,586
Amortization of deferred financing costs	3,050	2,256
Deferred income taxes	(424)	(202)
Net gain from sales of assets	(464)	(789)
Effects of changes in foreign currency	(226)	(760)
Other	(428)	430
Changes in operating assets and liabilities:
Accounts receivable	(4,041)	4,460
Inventories	4,006	(16,378)
Prepaid expenses and other current assets	2,845	1,647
Other assets	121	(618)
Accounts payable	2,104	(11,378)
Accrued expenses and other liabilities	2,858	9,895
Accrued expenses: non-completed transaction	—	(3,970)
Accrued expenses: Belgium Plant Transactions	(1,608)	10,280
Cash provided (used) by discontinued operations	—	808

Net cash provided (used) by operating activities	8,022	(7,480)

INVESTING ACTIVITIES
Capital expenditures	(11,244)	(5,098)
Proceeds from Belgium Plant Transactions	7,997	—
Proceeds from sales of assets	1,934	1,353
Other investing	(106)	(119)
Discontinued operations	—	(93)

Net cash (used) by investing activities	(1,419)	(3,957)

FINANCING ACTIVITIES
Net increase (decrease) in book overdrafts	(27)	1,930
Net (decrease) in short-term debt	(8,038)	(7,049)
Proceeds from long-term debt	—	53,292
Payments of long-term debt and capital leases	(2,005)	(3,913)
Redemption of Series C preferred stock	—	(26,400)
Debt financing costs	—	(3,766)

Net cash provided (used) by financing activities	(10,070)	14,094

Effect of exchange rate changes on cash	100	66

Net increase (decrease) in cash and cash equivalents	(3,367)	2,723
Cash and cash equivalents at beginning of period	13,597	5,568

Cash and cash equivalents at end of period	$10,230	$8,291

Supplemental Cash Flow Information
Interest paid	$11,552	$10,431
Income taxes paid	2,814	1,130
Capital lease additions	522	—

See notes to unaudited condensed consolidated financial statements

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

1.	General

Principles of Consolidation and Basis of Presentation

In the opinion of PAHC Holdings Corporation (the “Company” or “Holdings”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly its financial position at March 31, 2006 and its results of operations and cash flows for the three months and nine months ended March 31, 2006 and 2005. The financial results for any interim period are not necessarily indicative of results for the full year. The Company presents its financial statements on the basis of its fiscal year ending June 30. All references to 2007, 2006 and 2005 refer to the fiscal year ended June 30 of that year.

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

The Company consolidates the financial statements of Koffolk (1949) Ltd. (Israel) (“Koffolk”) and Planalquimica Industrial Ltda. (Brazil) (“Planalquimica”) on the basis of their March 31 fiscal year-ends to facilitate the timely inclusion of such entities in the Company’s consolidated financial reporting. The condensed consolidated financial statements include Koffolk’s and Planalquimica’s financial position as of December 31, 2005 and their results of operations and cash flows for the three months and nine months ended December 31, 2005 and 2004.

The condensed consolidated balance sheet as of June 30, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Additionally it should be noted the accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting standards appropriate for interim financial statements. While the Company believes the disclosures presented are adequate to make the information herein not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements as found in the Company’s annual report filed on Form 10-K for the year ended June 30, 2005.

Risks, Uncertainties and Liquidity

The Company’s ability to fund its operating plan relies upon the continued availability of borrowing under the domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of PAHC’s covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that PAHC would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to PAHC’s 13% Senior Secured Notes due 2007 and PAHC’s 9 7/8% Senior Subordinated Notes due 2008. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to provide additional liquidity. PAHC also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

New Accounting Pronouncements

The Company adopted the following new accounting pronouncements in 2006:

Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 30, 2005 and the provisions of this statement shall be applied prospectively. The adoption of SFAS No. 151 did not impact the Company’s financial statements.

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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

2.	Balance Sheet Information

	As of
	March 31, 2006	June 30, 2005

Accounts receivable, net
Trade accounts receivable	$58,325	$54,178
Less: allowance for doubtful accounts	1,307	1,372

Trade accounts receivable, net	57,018	52,806
Other receivables	2,991	3,611

Total	$60,009	$56,417

Inventories
Raw materials	$19,816	$23,703
Work-in-process	869	434
Finished goods	73,226	72,484

Total	$93,911	$96,621

Property, plant and equipment, net
Land	$4,225	$6,250
Buildings and improvements	21,472	25,967
Machinery and equipment	101,129	108,762

	126,826	140,979
Less: accumulated depreciation	77,854	91,019

Total	$48,972	$49,960

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	As of
	March 31, 2006	June 30, 2005

Intangibles, net
Cost	$14,918	$14,907
Less: accumulated amortization	5,822	4,706

Total	$9,096	$10,201

Resulting from the Belgium Plant Transactions discussed below, as of November 30, 2005, the Company removed $1,896 of land, $6,103 of buildings and improvements, $16,301 of machinery and equipment and $22,182 of accumulated depreciation from property, plant and equipment, net on the condensed consolidated balance sheet.

Amortization expense for intangibles was $370 and $375 for the three months ended March 31, 2006 and 2005, respectively, and $1,113 and $1,121 for the nine months ended March 31, 2006 and 2005, respectively.

3.	Belgium Plant Transactions

On November 30, 2005, Phibro Animal Health SA (“PAH Belgium”) sold to GlaxoSmithKline Biologicals (“GSK”) substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). The sale (the “Belgium Plant Transactions”) included the following elements (U.S. dollar amounts at the March 31, 2006 exchange rate except where otherwise indicated): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6,200 ($7,310 at the November 30, 2005 exchange rate), paid at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreed to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 700 ($849) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreed to pay to GSK EUR 1,500 ($1,821) within six months from the closing date, EUR 1,500 ($1,821) within eighteen months from the closing date, EUR 1,500 ($1,821) within thirty months from the closing date, and EUR 500 ($607) within forty-two months from the closing date; (v) PAH Belgium sold certain excess land for its own account; (vi) PAH Belgium was responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retained certain equipment at the Belgium Plant, and has transferred or will transfer such equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal Internacional Ltda. (“PAH Brazil”) which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table includes the amounts of these charges and gains.

	Belgium Plant Transactions Costs
	Twelve Months	Three Months Ended			Nine Months
	Ended	September 30,	December 31,	March 31,	Ended	Cumulative
	June 30, 2005	2005	2005	2006	March 31, 2006	Total

Incremental depreciation	$7,467	$2,747	$1,786	$—	$4,533	$12,000
Employee termination expenses	12,808	287	699	—	986	13,794
Other transaction-related expenses	1,916	979	3,759	975	5,713	7,629
Net (gain) on the curtailment and settlement of the pension plan	—	—	(432)	—	(432)	(432)
(Gain) on the sale of the Belgium Plant and excess land	—	(510)	(79)	—	(589)	(589)

	$22,191	$3,503	$5,733	$975	$10,211	$32,402

All costs and gains of the Belgium Plant Transactions are included in cost of goods sold on the condensed consolidated statements of operations and comprehensive (loss) in the periods as described in the table above.

As of March 31, 2006, accrued expenses and other long term liabilities on the condensed consolidated balance sheet included $6,919 payable to GSK and $10,333 payable for employee termination and other transaction-related expenses.

The Company expects to record in future periods an estimated additional $800 of other transaction-related expenses, primarily for plant dismantling and decommissioning, primarily during the remainder of 2006.

In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company increased inventory levels of virginiamycin until the Belgium Plant sale in November 2005 to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $33,400 at March 31, 2006 and $38,800 at June 30, 2005.

4.	Discontinued Operations

The Company divested Wychem Ltd. (U.K.) (“Wychem”) during 2005. Wychem has been classified as a discontinued operation. The condensed consolidated financial statements have been revised to report separately the operating results, financial position and cash flows of the discontinued operation.

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Operating results of Wychem were:

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005

Net sales	$1,487	$3,908
Cost of goods sold	924	2,590
Selling, general and administrative expenses	174	511
Other expense	5	6

Income before income taxes	384	801
Provision for income taxes	112	226

Income from operations	$272	$575

Depreciation and amortization	$105	$309

5.	Debt

Loans Payable to Banks

At March 31, 2006, PAHC had no amounts borrowed under its domestic senior credit facility, and had $17,500 of borrowings available under the working capital facility that is provided under its domestic senior credit facility.

On October 28, 2005, PAHC amended its domestic senior credit facility in connection with, among other things, yearly determination of certain financial covenants to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $33,200 for purposes of calculating a certain financial covenant; (ii) establish the Minimum Domestic EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $17,500 for purposes of calculating a certain financial covenant; (iii) establish the Consolidated Minimum EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $32,000 for purposes of calculating a certain financial covenant; and (iv) amend the maximum aggregate amount of borrowing available under the working capital and letter of credit facilities from $32,500 to $35,000. The amount of aggregate borrowings available under the working capital facility remained unchanged at $17,500.

As of March 31, 2006, PAHC was in compliance with the financial covenants of its domestic senior credit facility, as amended. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.

PAHC’s domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks on the condensed consolidated balance sheet.

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Long-Term Debt

	As of
	March 31, 2006	June 30, 2005

Senior secured notes due December 1, 2007	$127,491	$127,491
Senior subordinated notes due June 1, 2008	48,029	48,029
Senior secured notes due February 10, 2010	34,231	30,691
Foreign bank loans	701	2,606
Capitalized lease obligations and other	453	—

	210,905	208,817
Less: current maturities	223	1,625

	$210,682	$207,192

The Company accrued payment-in-kind interest of $1,224 and $3,540 on its senior secured notes due February 10, 2010 during the three months and nine months ended March 31, 2006, respectively.

Koffolk has aggregate credit lines available for borrowing and letters of credit of $10,500. At March 31, 2006, Koffolk had $9,082 available under these credit lines.

6.	Employee Benefit Plans

PAHC and its domestic subsidiaries maintain noncontributory defined benefit pension plans for all eligible domestic nonunion employees who meet certain requirements of age, length of service and hours worked per year. The Company’s Belgium subsidiary maintains a defined contribution and defined benefit plan for eligible employees.

Components of net periodic pension expense were:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Domestic Pension Expense
Service cost — benefits earned during the period	$394	$291	$1,201	$915
Interest cost on benefit obligation	246	228	765	707
Expected return on plan assets	(233)	(218)	(727)	(676)
Amortization of initial unrecognized net transition (asset)	—	(1)	—	(3)
Amortization of prior service cost	(34)	(35)	(108)	(107)
Amortization of net actuarial loss	36	—	106	—

Net periodic pension expense — domestic	$409	$265	$1,237	$836

Belgium Pension Expense
Service cost — benefits earned during the period	$73	$131	$288	$367
Interest cost on benefit obligation	168	105	386	314
Expected return on plan assets	(128)	(84)	(290)	(263)
Amortization of prior service cost	4	—	5	—
Amortization of net actuarial loss	—	6	18	7
Curtailment benefit	—	—	(508)	—
Settlement charges	—	—	76	—

Net periodic pension (benefit) expense — Belgium	$117	$158	$(25)	$425

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The reduction of participants in the Belgium pension plan by transfer of employees to GSK, an early retirement program and terminations resulted in a curtailment benefit of $508.

The Company transferred Belgium plan assets of $3,186 and related liabilities to GSK which resulted in a settlement loss of $76.

The approximate funded status of the Belgium plan was:

	As of	As of
	March 31, 2006	June 30, 2005

Benefit obligation	$6,465	$11,264
Fair value of plan assets	5,031	7,408

Funded status of the plan	(1,434)	(3,856)
Unrecognized net actuarial loss and prior service cost	255	2,002

(Accrued) pension liability	(1,179)	(1,854)

7.	Contingencies

Litigation

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

The Company’s subsidiary, Phibro-Tech, Inc. (“Phibro-Tech”), was named in 1993 as a potentially responsible party (“PRP”) in connection with an action commenced under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) by the United States Environmental Protection Agency (the “EPA”), involving a former third-party fertilizer manufacturing site in Jericho, South Carolina. An agreement has been reached under which such subsidiary agreed to contribute up to $900 of the first level of contributions of all remaining responsible PRPs (of which $691 has been paid as of March 31, 2006) and up to $1,200 of additional contingent contributions, the payment of which is considered to be remote, and otherwise subject to the PRPs’ right to dispute additional costs. Some recovery from insurance and other sources is expected.

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Environmental Remediation

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

Based upon information available, the Company estimates the cost of litigation proceedings described above and the cost of further investigation and remediation of identified soil and groundwater problems at operating sites, closed sites and third-party sites, and closure costs for closed sites to be approximately $2,494 at March 31, 2006, which is included in current and long-term liabilities on the condensed consolidated balance sheet (approximately $2,743 at June 30, 2005).

8.	Business Segments

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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net Sales
Animal Health & Nutrition	$79,733	$68,405	$233,471	$203,699
Industrial Chemicals	10,264	13,412	31,992	40,047
Distribution	10,908	8,438	27,748	25,423
Corporate	—	—	—	—

	$100,905	$90,255	$293,211	$269,169

Operating Income
Animal Health & Nutrition	$9,671	$3,157	$20,045	$8,856
Industrial Chemicals	(35)	1,371	2,078	3,541
Distribution	1,705	1,158	4,366	3,414
Corporate	(4,437)	(3,954)	(12,066)	(11,095)

	$6,904	$1,732	$14,423	$4,716

Depreciation and Amortization
Animal Health & Nutrition	$1,469	$5,303	$10,148	$10,203
Industrial Chemicals	668	374	1,466	1,190
Distribution	6	6	18	14
Corporate	70	63	217	179

	$2,213	$5,746	$11,849	$11,586

	At	At
	March 31,	June 30,
	2006	2005

Identifiable Assets
Animal Health & Nutrition	$195,538	$204,799
Industrial Chemicals	21,522	21,473
Distribution	9,680	8,092
Corporate	18,784	21,122

	$245,524	$255,486

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Animal Health and Nutrition segment includes Belgium Plant Transactions costs as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Depreciation expense	$—	$3,095	$4,533	$3,628
Employee termination and other transaction-related expenses	975	1,277	5,678	10,280

	$975	$4,372	$10,211	$13,908

9.	Consolidating Financial Statements

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

The Senior Subordinated Notes due 2008, issued by PAHC, are guaranteed by certain subsidiaries. PAHC’s U.S. subsidiaries, including the U.S. Guarantor Subsidiaries and the Unrestricted Subsidiaries, fully and unconditionally guarantee the Senior Subordinated Notes due 2008 on a joint and several basis. The Dutch Issuer, Belgium Guarantor and Non-Guarantor Subsidiaries do not presently guarantee the Senior Subordinated Notes due 2008. The U.S. Guarantor Subsidiaries and Unrestricted Subsidiaries include all domestic subsidiaries of PAHC including: C.P. Chemicals, Inc.; Phibro-Tech, Inc.; Prince Agriproducts, Inc.; PMC; Prince Mfg., LLC; MRT (until it was divested); Phibrochem, Inc.; Phibro Chemicals, Inc.; Western Magnesium Corp.; Phibro Animal Health Holdings, Inc.; and Phibro Animal Health U.S., Inc.

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

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2006

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$567	$844	$81	$484	$7,776	$—	$9,752	$478	$—	$10,230
Accounts receivable, net	4,183	27,443	—	2,884	25,499	—	60,009	—	—	60,009
Inventory	2,984	35,298	—	22,346	33,283	—	93,911	—	—	93,911
Prepaid expenses and other	3,030	445	7	1,003	6,347	—	10,832	—	—	10,832

Total current assets	10,764	64,030	88	26,717	72,905	—	174,504	478	—	174,982

Property, plant & equipment, net	1,031	11,554	—	467	35,920	—	48,972	—	—	48,972
Intangibles, net	—	3,508	—	1,182	4,406	—	9,096	—	—	9,096
Other assets	9,617	721	—	—	896	—	11,234	1,240	—	12,474
Investment in subsidiaries	103,088	—	(24,724)	—	(1,007)	(77,357)	—	(48,865)	48,865	—
Intercompany	10,775	103,298	30,847	(1,764)	(20,818)	(122,338)	—	—	—	—

Total assets	$135,275	$183,111	$6,211	$26,602	$92,302	$(199,695)	$243,806	$(47,147)	$48,865	$245,524

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Loan payable to banks	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current portion of long-term debt	—	—	—	—	223	—	223	—	—	223
Accounts payable	1,950	23,067	—	644	13,120	—	38,781	—	—	38,781
Accrued expenses and other	19,469	8,108	1,021	11,796	13,591	—	53,985	1,749	—	55,734

Total current liabilities	21,419	31,175	1,021	12,440	26,934	—	92,989	1,749	—	94,738

Long-term debt	151,236	—	24,284	—	931	—	176,451	34,231	—	210,682
Other liabilities	11,485	5,461	—	4,900	1,385	—	23,231	—	—	23,231
Intercompany debt	—	26,581	5,654	33,986	56,117	(122,338)	—	—	—	—

Total liabilities	184,140	63,217	30,959	51,326	85,367	(122,338)	292,671	35,980	—	328,651

Stockholders’ equity (deficit)
Preferred stock	521	—	—	—	—	—	521	521	(521)	521
Common stock	2	33	—	—	—	(33)	2	2	(2)	2
Paid-in capital	27,260	108,383	21	52	(21)	(108,435)	27,260	860	(27,260)	860
Retained earnings (accumulated deficit)	(80,544)	11,738	(28,696)	(28,703)	6,727	38,934	(80,544)	(88,406)	80,544	(88,406)
Accumulated other comprehensive income (loss)
Gain on derivative instruments, net of income taxes	79	79	—	—	—	(79)	79	79	(79)	79
Cumulative currency translation adjustment, net of income taxes	3,817	(339)	3,927	3,927	229	(7,744)	3,817	3,817	(3,817)	3,817

Total stockholders’ equity (deficit)	(48,865)	119,894	(24,748)	(24,724)	6,935	(77,357)	(48,865)	(83,127)	48,865	(83,127)

Total liabilities and stockholders’ equity (deficit)	$135,275	$183,111	$6,211	$26,602	$92,302	$(199,695)	$243,806	$(47,147)	$48,865	$245,524

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

Net sales	$8,654	$61,887	$—	$2,240	$28,124	$—	$100,905	$—	$—	$100,905
Net sales — intercompany	265	—	—	3,837	2,863	(6,965)	—	—	—	—
Cost of goods sold (includes Belgium Plant Transactions costs of $975)	6,523	46,518	—	5,788	24,578	(6,965)	76,442	—	—	76,442

Gross profit	2,396	15,369	—	289	6,409	—	24,463	—	—	24,463
Selling, general and administrative expenses	5,398	7,637	7	766	3,719	—	17,527	32	—	17,559

Operating income (loss)	(3,002)	7,732	(7)	(477)	2,690	—	6,936	(32)	—	6,904
Interest expense	5,593	—	789	66	278	—	6,726	1,787	—	8,513
Interest (income)	(10)	(15)	—	—	(28)	—	(53)	(3)	—	(56)
Other (income) expense, net	—	598	—	(227)	(340)	—	31	—	—	31
Intercompany interest and other	(6,053)	5,133	(796)	1,096	620	—	—	—	—	—
(Profit) loss relating to subsidiaries	(1,579)	—	1,412	—	—	167	—	1,359	(1,359)	—

Income (loss) before income taxes	(953)	2,016	(1,412)	(1,412)	2,160	(167)	232	(3,175)	1,359	(1,584)
Provision for income taxes	406	145	—	—	1,040	—	1,591	—	—	1,591

Net income (loss)	$(1,359)	$1,871	$(1,412)	$(1,412)	$1,120	$(167)	$(1,359)	$(3,175)	$1,359	$(3,175)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2006

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

Net sales	$23,080	$177,603	$—	$9,208	$83,320	$—	$293,211	$—	$—	$293,211
Net sales — intercompany	380	48	—	24,068	8,527	(33,023)	—	—	—	—
Cost of goods sold (includes Belgium Plant Transactions costs of $10,211)	16,801	134,066	—	35,387	76,112	(33,023)	229,343	—	—	229,343

Gross profit	6,659	43,585	—	(2,111)	15,735	—	63,868	—	—	63,868
Selling, general and administrative expenses	15,053	20,903	46	1,888	11,482	—	49,372	73	—	49,445

Operating income (loss)	(8,394)	22,682	(46)	(3,999)	4,253	—	14,496	(73)	—	14,423
Interest expense	16,754	—	2,367	115	(53)	—	19,183	5,394	—	24,577
Interest (income)	(78)	(24)	—	—	(157)	—	(259)	(12)	—	(271)
Other (income) expense, net	1	347	(2)	(171)	(2,736)	—	(2,561)	—	—	(2,561)
Intercompany interest and other	(18,430)	15,388	(2,390)	3,287	2,145	—	—	—	—	—
(Profit) loss relating to subsidiaries	(1,442)	—	7,230	—	—	(5,788)	—	6,165	(6,165)	—

Income (loss) before income taxes	(5,199)	6,971	(7,251)	(7,230)	5,054	5,788	(1,867)	(11,620)	6,165	(7,322)
Provision for income taxes	966	421	—	—	2,911	—	4,298	—	—	4,298

Net income (loss)	$(6,165)	$6,550	$(7,251)	$(7,230)	$2,143	$5,788	$(6,165)	$(11,620)	$6,165	$(11,620)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2006

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(6,165)	$6,550	$(7,251)	$(7,230)	$2,143	$5,788	$(6,165)	$(11,620)	$6,165	$(11,620)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $4,533)	217	2,407	—	5,712	3,513	—	11,849	—	—	11,849
Amortization of deferred financing costs	2,486	—	—	—	—	—	2,486	564	—	3,050
Deferred income taxes	—	—	—	—	(424)	—	(424)	—	—	(424)
Net gain from sales of assets	—	200	—	(589)	(75)	—	(464)	—	—	(464)
Effects of changes in foreign currency	—	68	—	162	(456)	—	(226)	—	—	(226)
Other	13	3	—	(432)	(12)	—	(428)	—	—	(428)
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(3,410)	—	1,185	(816)	—	(4,041)	—	—	(4,041)
Inventory	(315)	865	—	7,414	(3,958)	—	4,006	—	—	4,006
Prepaid expenses and other	1,280	350	(7)	757	465	—	2,845	—	—	2,845
Other assets	295	(174)	—	—	—	—	121	—	—	121
Accounts payable	267	2,758	—	(2,719)	1,867	—	2,173	(69)	—	2,104
Accrued expenses and other	3,494	(1,237)	804	(3,573)	(1,472)	—	(1,984)	4,842	—	2,858
Accrued expenses: Belgium Plant Transactions	—	—	—	(1,608)	—	—	(1,608)	—	—	(1,608)
Intercompany	5,681	(9,332)	6,518	(6,768)	9,689	(5,788)	—	6,165	(6,165)	—

Net cash provided (used) by operating activities	6,253	(952)	64	(7,689)	10,464	—	8,140	(118)	—	8,022

INVESTING ACTIVITIES
Capital expenditures	(70)	(1,619)	—	(112)	(9,443)	—	(11,244)	—	—	(11,244)
Proceeds from Belgium Plant Transactions	—	—	—	7,997	—	—	7,997	—	—	7,997
Proceeds from sale of assets	—	1,655	—	42	237	—	1,934	—	—	1,934
Other investing	(106)	—	—	—	—	—	(106)	—	—	(106)

Net cash provided (used) by investing activities	(176)	36	—	7,927	(9,206)	—	(1,419)	—	—	(1,419)

FINANCING ACTIVITIES
Net (decrease) in book overdrafts	—	(27)	—	—	—	—	(27)	—	—	(27)
Net (decrease) in short-term debt	(8,000)	—	—	—	(38)	—	(8,038)	—	—	(8,038)
Payments of long-term debt	—	—	—	—	(2,005)	—	(2,005)	—	—	(2,005)

Net cash (used) by financing activities	(8,000)	(27)	—	—	(2,043)	—	(10,070)	—	—	(10,070)

Effect of exchange rate changes on cash	—	—	—	(9)	109	—	100	—	—	100

Net increase (decrease) in cash and cash equivalents	(1,923)	(943)	64	229	(676)	—	(3,249)	(118)	—	(3,367)
Cash and cash equivalents at beginning of period	2,490	1,787	17	255	8,452	—	13,001	596	—	13,597

Cash and cash equivalents at end of period	$567	$844	$81	$484	$7,776	$—	$9,752	$478	$—	$10,230

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$2,490	$1,787	$17	$255	$8,452	$—	$13,001	$596	$—	$13,597
Accounts receivable, net	3,377	25,762	—	4,784	22,494	—	56,417	—	—	56,417
Inventory	2,669	36,289	—	29,691	27,972	—	96,621	—	—	96,621
Prepaid expenses and other	4,118	921	—	1,203	6,545	—	12,787	—	—	12,787

Total current assets	12,654	64,759	17	35,933	65,463	—	178,826	596	—	179,422

Property, plant & equipment, net	1,178	13,564	—	8,122	27,096	—	49,960	—	—	49,960
Intangibles, net	—	3,827	—	1,339	5,035	—	10,201	—	—	10,201
Other assets	12,303	796	—	—	971	—	14,070	1,833	—	15,903
Investment in subsidiaries	101,464	—	(17,469)	—	—	(83,995)	—	(44,924)	44,924	—
Intercompany	9,384	93,463	31,103	(1,427)	(14,325)	(118,198)	—	—	—	—

Total assets	$136,983	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057	$(42,495)	$44,924	$255,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Loan payable to banks	$8,000	$—	$—	$—	$38	$—	$8,038	$—	$—	$8,038
Current portion of long-term debt	—	—	—	—	1,625	—	1,625	—	—	1,625
Accounts payable	1,683	20,327	—	3,320	11,207	—	36,537	69	—	36,606
Accrued expenses and other	10,910	9,222	248	21,195	12,240	—	53,815	476	—	54,291

Total current liabilities	20,593	29,549	248	24,515	25,110	—	100,015	545	—	100,560

Long-term debt	151,236	—	24,284	—	981	—	176,501	30,691	—	207,192
Other liabilities	10,078	5,364	—	1,856	4,167	—	21,465	—	—	21,465
Intercompany debt	—	28,047	6,591	35,065	48,495	(118,198)	—	—	—	—

Total liabilities	181,907	62,960	31,123	61,436	78,753	(118,198)	297,981	31,236	—	329,217

Stockholders’ equity (deficit)
Preferred stock	521	—	—	—	—	—	521	521	(521)	521
Common stock	2	33	—	—	—	(33)	2	2	(2)	2
Paid-in capital	27,260	108,383	21	52	1,537	(109,993)	27,260	860	(27,260)	860
Retained earnings (accumulated deficit)	(74,379)	5,188	(21,445)	(21,473)	6,074	31,656	(74,379)	(76,786)	74,379	(76,786)
Accumulated other comprehensive income (loss)
Gain on derivative instruments, net of income taxes	123	123	—	—	—	(123)	123	123	(123)	123
Cumulative currency translation adjustment, net of income taxes	1,549	(278)	3,952	3,952	(2,124)	(5,502)	1,549	1,549	(1,549)	1,549

Total stockholders’ equity (deficit)	(44,924)	113,449	(17,472)	(17,469)	5,487	(83,995)	(44,924)	(73,731)	44,924	(73,731)

Total liabilities and stockholders’ equity (deficit)	$136,983	$176,409	$13,651	$43,967	$84,240	$(202,193)	$253,057	$(42,495)	$44,924	$255,486

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

Net sales	$6,769	$54,591	$—	$3,328	$25,567	$—	$90,255	$—	$—	$90,255
Net sales — intercompany	44	—	—	9,787	2,115	(11,946)	—	—	—	—
Cost of goods sold (includes Belgium Transactions costs of $4,372)	4,876	40,751	—	14,492	23,331	(11,946)	71,504	—	—	71,504

Gross profit	1,937	13,840	—	(1,377)	4,351	—	18,751	—	—	18,751
Selling, general and administrative expenses	4,929	7,520	8	736	3,826	—	17,019	—	—	17,019

Operating income (loss)	(2,992)	6,320	(8)	(2,113)	525	—	1,732	—	—	1,732
Interest expense	5,779	—	652	15	311	—	6,757	901	—	7,658
Interest (income)	(3)	—	—	—	(16)	—	(19)	(25)	—	(44)
Other (income) expense, net	—	587	—	301	(811)	—	77	—	—	77
Intercompany interest and other	(6,847)	5,176	(797)	1,095	1,373	—	—	—	—	—
Loss relating to subsidiaries	3,755	—	3,505	—	—	(7,260)	—	5,856	(5,856)	—

Income (loss) from continuing operations before income taxes	(5,676)	557	(3,368)	(3,524)	(332)	7,260	(5,083)	(6,732)	5,856	(5,959)
Provision (benefit) for income taxes	180	171	—	(19)	441	—	773	—	—	773

Income (loss) from continuing operations	(5,856)	386	(3,368)	(3,505)	(773)	7,260	(5,856)	(6,732)	5,856	(6,732)
Income from discontinued operations, net of income taxes	—	—	—	—	272	—	272	—	—	272
Profit relating to discontinued operations	272	—	—	—	—	(272)	—	272	(272)	—

Net income (loss)	$(5,584)	$386	$(3,368)	$(3,505)	$(501)	$6,988	$(5,584)	$(6,460)	$5,584	$(6,460)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

Net sales	$20,165	$167,837	$—	$7,556	$73,611	$—	$269,169	$—	$—	$269,169
Net sales — intercompany	137	131	—	20,447	5,534	(26,249)	—	—	—	—
Cost of goods sold (includes Belgium Plant Transactions costs of $13,908)	14,840	125,433	—	35,276	65,382	(26,249)	214,682	—	—	214,682

Gross profit	5,462	42,535	—	(7,273)	13,763	—	54,487	—	—	54,487
Selling, general and administrative expenses	14,197	21,555	14	2,102	11,903	—	49,771	—	—	49,771

Operating income (loss)	(8,735)	20,980	(14)	(9,375)	1,860	—	4,716	—	—	4,716
Interest expense	15,980	—	1,951	38	687	—	18,656	901	—	19,557
Interest (income)	(5)	(4)	—	—	(68)	—	(77)	(25)	—	(102)
Other (income) expense, net	4	213	—	90	(998)	—	(691)	—	—	(691)
Intercompany interest and other	(20,781)	15,562	(2,113)	2,976	4,356	—	—	—	—	—
Loss relating to subsidiaries	9,244	—	11,009	—	—	(20,253)	—	13,871	(13,871)	—

Income (loss) from continuing operations before income taxes	(13,177)	5,209	(10,861)	(12,479)	(2,117)	20,253	(13,172)	(14,747)	13,871	(14,048)
Provision (benefit) for income taxes	694	470	—	(1,470)	1,005	—	699	—	—	699

Income (loss) from continuing operations	(13,871)	4,739	(10,861)	(11,009)	(3,122)	20,253	(13,871)	(14,747)	13,871	(14,747)
Income from discontinued operations, net of income taxes	—	—	—	—	575	—	575	—	—	575
Profit relating to discontinued operations	575	—	—	—	—	(575)	—	575	(575)	—

Net income (loss)	$(13,296)	$4,739	$(10,861)	$(11,009)	$(2,547)	$19,678	$(13,296)	$(14,172)	$13,296	$(14,172)

PAHC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2005

		U.S. Guarantor	Dutch	Belgium	Non-Guarantor	Consolidation	PAHC		Consolidation	Holdings
	PAHC	Subsidiaries	Issuer	Guarantor	Subsidiaries	Adjustments	Consolidated	Holdings	Adjustments	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(13,296)	$4,739	$(10,861)	$(11,009)	$(2,547)	$19,678	$(13,296)	$(14,172)	$13,296	$(14,172)
Adjustment for discontinued operations	(575)	—	—	—	(575)	575	(575)	(575)	575	(575)

Income (loss) from continuing operations	(13,871)	4,739	(10,861)	(11,009)	(3,122)	20,253	(13,871)	(14,747)	13,871	(14,747)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization (includes accelerated depreciation from the Belgium Plant Transactions of $3,628)	179	2,113	—	5,880	3,414	—	11,586	—	—	11,586
Amortization of deferred financing costs	2,130	—	—	—	—	—	2,130	126	—	2,256
Deferred income taxes	—	—	—	—	(202)	—	(202)	—	—	(202)
Net gain from sales of assets	—	(777)	—	—	(12)	—	(789)	—	—	(789)
Effects of changes in foreign currency	—	(554)	—	(87)	(119)	—	(760)	—	—	(760)
Other	289	37	—	—	104	—	430	—	—	430
Changes in operating assets and liabilities:
Accounts receivable	(392)	2,066	—	(575)	3,361	—	4,460	—	—	4,460
Inventory	(428)	2,772	—	(9,857)	(8,865)	—	(16,378)	—	—	(16,378)
Prepaid expenses and other	1,656	631	—	(1,277)	637	—	1,647	—	—	1,647
Other assets	(2)	(241)	—	—	(375)	—	(618)	—	—	(618)
Accounts payable	(1,610)	(8,573)	—	(152)	(1,043)	—	(11,378)	—	—	(11,378)
Accrued expenses and other	4,707	1,285	650	237	2,241	—	9,120	775	—	9,895
Accrued expenses:
non-completed transaction	(3,970)	—	—	—	—	—	(3,970)	—	—	(3,970)
Accrued expenses: Belgium Plant Transactions	—	—	—	10,280	—	—	10,280	—	—	10,280
Intercompany	2,274	(4,843)	5,926	7,605	9,291	(20,253)	—	13,871	(13,871)	—
Cash provided by discontinued operations	—	—	—	—	808	—	808	—	—	808

Net cash provided (used) by operating activities	(9,038)	(1,345)	(4,285)	1,045	6,118	—	(7,505)	25	—	(7,480)

INVESTING ACTIVITIES
Capital expenditures	(909)	(1,626)	—	(726)	(1,837)	—	(5,098)	—	—	(5,098)
Proceeds from sale of assets	—	1,320	—	—	33	—	1,353	—	—	1,353
Other investing	(119)	—	—	(154)	154	—	(119)	(26,400)	26,400	(119)
Discontinued operations	—	—	—	—	(93)	—	(93)	—	—	(93)

Net cash (used) by investing activities	(1,028)	(306)	—	(880)	(1,743)	—	(3,957)	(26,400)	26,400	(3,957)

FINANCING ACTIVITIES
Net increase in book overdraft	—	1,930	—	—	—	—	1,930	—	—	1,930
Net increase (decrease) in short-term debt	(7,083)	—	—	—	34	—	(7,049)	—	—	(7,049)
Proceeds from long-term debt	19,107	—	4,284	—	901	—	24,292	29,000	—	53,292
Payments of long-term debt	—	(103)	—	—	(3,810)	—	(3,913)	—	—	(3,913)
Proceeds from capital contribution from PAHC Holdings Corporation	26,400	—	—	—	—	—	26,400	—	(26,400)	—
Redemption of Series C preferred stock	(26,400)	—	—	—	—	—	(26,400)	—	—	(26,400)
Debt financing costs	(2,027)	—	—	—	—	—	(2,027)	(1,739)	—	(3,766)

Net cash provided (used) by financing activities	9,997	1,827	4,284	—	(2,875)	—	13,233	27,261	(26,400)	14,094

Effect of exchange rate changes on cash	—	8	—	16	42	—	66	—	—	66

Net increase (decrease) in cash and cash equivalents	(69)	184	(1)	181	1,542	—	1,837	886	—	2,723
Cash and cash equivalents at beginning of period	136	801	17	212	4,402	—	5,568	—	—	5,568

Cash and cash equivalents at end of period	$67	$985	$16	$393	$5,944	$—	$7,405	$886	$—	$8,291

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Belgium Plant Transactions

On November 30, 2005, Phibro Animal Health SA (“PAH Belgium”) sold to GlaxoSmithKline Biologicals (“GSK”) substantially all of PAH Belgium’s facilities in Rixensart, Belgium (the “Belgium Plant”). The sale (the “Belgium Plant Transactions”) included the following elements (U.S. dollar amounts at the March 31, 2006 exchange rate except where otherwise indicated): (i) the transfer of substantially all of the land and buildings and certain equipment of PAH Belgium at the Belgium Plant, as well as the industrial activities and intellectual property relating to certain solvent technology of PAH Belgium for a purchase price of EUR 6.2 million ($7.3 million at the November 30, 2005 exchange rate), paid at closing; (ii) the transfer to GSK of a majority of the employees of the Belgium Plant and the corresponding responsibility for statutory severance obligations; (iii) GSK agreed to be responsible for cleaning-up, by demolition or otherwise, certain buildings not to be used by it, but for PAH Belgium to reimburse GSK up to a maximum of EUR 0.7 million ($0.8 million) for such cleaning-up costs; (iv) in recognition of the benefits to PAHC from the proposed transaction, PAH Belgium agreed to pay to GSK EUR 1.5 million ($1.8 million) within six months from the closing date, EUR 1.5 million ($1.8 million) within eighteen months from the closing date, EUR 1.5 million ($1.8 million) within thirty months from the closing date, and EUR 0.5 million ($0.6 million) within forty-two months from the closing date; (v) PAH Belgium sold certain excess land for its own account; (vi) PAH Belgium was responsible for certain plant closure costs and legally required severance indemnities in connection with workforce reductions; and (vii) PAH Belgium retained certain equipment at the Belgium Plant, and has transferred or will transfer such equipment, together with other assets and rights related to the production of virginiamycin, to Phibro Saude Animal Internacional Ltda. (“PAH Brazil”) which owns a facility in Guarulhos, Brazil or in connection with alternative production arrangements.

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

The following table includes the amounts of these charges and gains.

	Belgium Plant Transactions Costs
	Twelve Months	Three Months Ended			Nine Months
	Ended	September 30,	December 31,	March 31,	Ended	Cumulative
	June 30, 2005	2005	2005	2006	March 31, 2006	Total
	(in thousands)

Incremental depreciation	$7,467	$2,747	$1,786	$—	$4,533	$12,000
Employee termination expenses	12,808	287	699	—	986	13,794
Other transaction-related expenses	1,916	979	3,759	975	5,713	7,629
Net (gain) on the curtailment and settlement of the pension plan	—	—	(432)	—	(432)	(432)
(Gain) on the sale of the Belgium Plant and excess land	—	(510)	(79)	—	(589)	(589)

	$22,191	$3,503	$5,733	$975	$10,211	$32,402

All costs and gains of the Belgium Plant Transactions are included in cost of goods sold on the Company’s condensed consolidated statements of operations and comprehensive income (loss) in the periods as described in the table above.

As of March 31, 2006, accrued expenses and other long term liabilities on the Company’s condensed consolidated balance sheet included $6.9 million payable to GSK and $10.3 million payable for employee termination and other transaction-related expenses.

The Company expects to record in future periods an estimated additional $0.8 million of other transaction-related expenses, primarily for plant dismantling and decommissioning, primarily during the remainder of 2006.

In anticipation of transferring production of virginiamycin from the Belgium Plant to an alternative production location, the Company increased inventory levels of virginiamycin until the Belgium Plant sale in November 2005 to ensure adequate supplies during the transfer period. Virginiamycin inventories were approximately $33.4 million at March 31, 2006 and $38.8 million at June 30, 2005.

Risks and Uncertainties

The Company’s ability to fund its operating plan depends upon the continued availability of borrowing under PAHC’s domestic senior credit facility. The Company believes that PAHC will be able to comply with the terms of PAHC’s covenants under PAHC’s domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that PAHC would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to PAHC’s 13% Senior Secured Notes due 2007 and PAHC’s 9 7/8% Senior Subordinated Notes due 2008. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to provide additional liquidity. PAHC also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.

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

Summary Consolidated Results of Continuing Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)

Net sales	$100,905	$90,255	$293,211	$269,169
Belgium plant transaction costs	975	4,372	10,211	13,908
Gross profit	24,463	18,751	63,868	54,487
Selling, general and administrative	17,559	17,019	49,445	49,771
Operating income	6,904	1,732	14,423	4,716
Interest expense, net	8,457	7,614	24,306	19,455
Other (income) expense, net	31	77	(2,561)	(691)
Provision (benefit) for income taxes	1,591	773	4,298	699
Loss from continuing operations	$(3,175)	$(6,732)	$(11,620)	$(14,747)

Comparison of Three Months Ended March 31, 2006 and 2005

Net Sales of $100.9 million increased $10.7 million, or 12%. Animal Health and Nutrition sales of $79.7 million grew $11.3 million, or 17%, due to volume increases and also higher average selling prices for NFAs related to cost increases. Specialty Chemical Group (comprised of the Industrial Chemicals and Distribution segments) sales of $21.2 million decreased $0.6 million due to lower unit volumes offset in part by higher average selling prices.

Gross Profit of $24.5 million increased $5.7 million, to 24.2% of net sales. The Belgium Plant Transactions costs for the three months ended March 31, 2006 and 2005 were $1.0 million and $4.4 million, respectively. Excluding these charges, Animal Health and Nutrition gross profit improved due to increased unit volume, favorable product mix and higher average selling prices offset in part by higher unit costs. The Specialty Chemical Group’s gross profit decreased from last year due to lower sales of wood treatment products and lower production levels in the Industrial Chemicals segment offset in part by increased sales of higher margin products in the Distribution segment.

Selling, General and Administrative Expenses of $17.6 million increased $0.5 million. Expenses increased over the prior year due to higher salary costs offset in part by reduced registration trials and reduced advertising and promotional expenditures.

Operating Income of $6.9 million increased $5.2 million from last year. Belgium Plant Transaction costs were $1.0 million and $4.4 million, respectively, generating $3.4 million of the income increase. Operating income, excluding the Belgium Plant Transactions, increased by $3.1 million in Animal Health and Nutrition primarily due to improved margins from higher unit volumes. Specialty Chemical Group operating income decreased $0.9 million due to lower sales of wood treatment products and lower production levels in the Industrial Chemicals segment offset in part by higher margins in the Distribution segment. Corporate expenses increased by $0.4 million which partially offset the operating improvements.

Interest Expense, Net of $8.5 million increased $0.8 million from last year due to higher borrowing levels associated with the issuance of the Company’s 15% Senior Secured Notes.

Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses.

Income Taxes of $1.6 million were recorded on a consolidated pre-tax loss of $1.6 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

Comparison of Nine Months Ended March 31, 2006 and 2005

Net Sales of $293.2 million increased $24.0 million, or 9%. Animal Health and Nutrition sales of $233.5 million grew $29.8 million, or 15%, due to volume increases and also higher average selling prices for NFAs related to cost increases. Specialty Chemical Group (comprised of the Industrial Chemicals and Distribution segments) sales of $59.7 million decreased $5.7 million due to lower unit volumes offset in part by higher average selling prices.

Gross Profit of $63.9 million increased $9.4 million, to 21.8% of net sales. The Belgium Plant Transactions costs for the nine months ended March 31, 2006 and 2005 were $10.2 million and $13.9 million, respectively. Excluding these charges, Animal Health and Nutrition gross profit improved due to increased unit volume, favorable product mix and higher average selling prices offset in part by higher unit costs. The Specialty Chemical Group’s gross profit decreased over last year due to lower sales of wood treatment products in the Industrial Chemicals segment offset in part by increased sales of higher margin products in the Distribution segment.

Selling, General and Administrative Expenses of $49.4 million decreased $0.3 million. Expenses decreased from the prior year due to reduced advertising and promotional expenditures and registration trials offset in part by higher salary costs.

Operating Income of $14.4 million increased $9.7 million from last year. Belgium Plant Transaction costs were $10.2 million and $13.9 million, respectively, generating $3.7 million of the income increase. Operating income, excluding the Belgium Plant Transactions, increased by $7.5 million in Animal Health and Nutrition primarily due to improved margins from higher unit volumes and lower selling, general and administrative expenses. Specialty Chemical Group operating income decreased $0.5 million due to lower sales of wood treatment products in the Industrial Chemicals segment offset in part by sales of higher margin products in the Distribution segment. Corporate expenses increased by $1.0 million which partially offset the operating improvements.

Interest Expense, Net of $24.3 million increased $4.9 million from last year, primarily due to higher borrowing levels associated with the issuance of the Company’s 15% Senior Secured Notes, the additional issuance of PAHC’s 13% Senior Secured Notes and increased amortization of deferred financing costs offset in part by lower short-term borrowing levels. Interest expense was also reduced by the reversal of $0.6 million of accrued interest related to an excise tax assessment resolved in the Company’s favor in the period.

Other (Income) Expense, Net principally reflects foreign currency transaction net (gains) losses related to short-term inter-company balances and foreign currency translation (gains) losses. During 2005, the Company received a favorable ruling on an excise tax assessment and reversed $2.0 million previously accrued.

Income Taxes of $4.3 million were recorded on a consolidated pre-tax loss of $7.3 million. The tax rate reflects income tax provisions in profitable foreign jurisdictions and for state income taxes. A provision for U.S. federal income taxes has not been recorded due to the utilization of net operating loss carryforwards. The Company has recorded valuation allowances related to substantially all deferred tax assets. The Company will continue to evaluate the likelihood of recoverability of these deferred tax assets based upon actual and expected operating performance.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)

Net Sales
Animal Health & Nutrition	$79,733	$68,405	$233,471	$203,699
Industrial Chemicals	10,264	13,412	31,992	40,047
Distribution	10,908	8,438	27,748	25,423

Total	$100,905	$90,255	$293,211	$269,169

Operating Income
Animal Health & Nutrition Excluding Belgium Plant Transactions	$10,646	$7,529	$30,256	$22,764
Belgium Plant Transactions	(975)	(4,372)	(10,211)	(13,908)

Total	9,671	3,157	20,045	8,856
Industrial Chemicals	(35)	1,371	2,078	3,541
Distribution	1,705	1,158	4,366	3,414
Corporate expenses and adjustments	(4,437)	(3,954)	(12,066)	(11,095)

Total	$6,904	$1,732	$14,423	$4,716

Operating Segments Comparison of Three Months Ended March 31, 2006 and 2005

Animal Health and Nutrition

Net Sales of $79.7 million increased $11.3 million, or 17%. MFA net sales increased by $5.1 million. Revenues were higher for all product types, including antibiotics, antibacterials and anticoccidials. The increase in MFA revenues was primarily due to higher unit volumes. NFA net sales increased by $6.3 million principally due to overall higher average selling prices (which offset cost increases) and improved sales of higher margin products.

Operating Income of $9.7 million increased $6.5 million from last year. Operating income, excluding the Belgium Plant Transactions costs, increased $3.1 million due to higher unit volumes and average selling prices which were partially offset by higher unit costs. Selling, general and administrative expenses approximated the prior period. Higher salary costs were offset by reduced registration trials and reduced advertising and promotional expenditures.

Specialty Chemicals

Industrial Chemicals net sales of $10.3 million decreased $3.1 million, or 24%. Sales of copper-related products to the wood treatment markets were below last year, but were partially offset by higher sales of other specialty copper products arising from capacity expansion. Revenues for contract manufacturing decreased due to lower unit volumes offset in part by higher average selling prices. Operating income of break-even decreased by $1.4 million from last year due to lower unit volumes. The Company has reduced the work force and operating levels at our Sumter, South Carolina facility to mitigate these sales volume declines.

Distribution net sales of $10.9 million increased $2.5 million, or 29%. Higher domestic unit volumes and higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $1.7 million increased $0.5 million over the prior year as increased sales of higher margin products offset unit volume declines.

Operating Segments Comparison of Nine Months Ended March 31, 2006 and 2005

Animal Health and Nutrition

Net Sales of $233.5 million increased $29.8 million, or 15%. MFA net sales increased by $16.0 million. Revenues were higher for all product types, including antibiotics, antibacterials and anticoccidials. The increase in MFA revenues was primarily due to higher unit volumes. NFA net sales increased by $13.8 million principally due to overall higher average selling prices (which offset cost increases) and improved sales of higher margin products.

Operating Income of $20.0 million increased $11.2 million from last year. Operating income, excluding Belgium Plant Transaction costs, increased $7.5 million due to higher unit volumes and average selling prices which were partially offset by higher unit costs. Lower selling, general and administrative expenses due to reduced registration trials and reduced advertising and promotional expenditures were offset by higher salary and related costs.

Specialty Chemicals

Industrial Chemicals net sales of $32.0 million decreased $8.1 million, or 20%. Sales of copper-related products to the wood treatment markets were below last year, but were partially offset by higher sales of other specialty copper products arising from capacity expansion. Revenues for contract manufacturing decreased due to lower unit volumes offset in part by higher average selling prices. Operating income of $2.1 million decreased by $1.5 million from last year due to lower unit volumes. The Company reduced the work-force and operating levels at our Sumter, South Carolina facility to mitigate these sales volume declines.

Distribution net sales of $27.7 million increased $2.3 million, or 9%. Higher domestic unit volumes and higher average selling prices were offset in part by lower sales volumes in Europe. Distribution operating income of $4.4 million improved $1.0 million due to increased sales of higher margin products.

Discontinued Operations

The Company divested Wychem Ltd. (U.K.) (“Wychem”) during 2005. Wychem has been classified as a discontinued operation. The condensed consolidated financial statements have been revised to report separately the operating results, financial position and cash flows of the discontinued operation.

Operating results of Wychem were:

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
	(In thousands)

Net sales	$1,487	$3,908
Cost of goods sold	924	2,590
Selling, general and administrative expenses	174	511
Other expense	5	6

Income before income taxes	384	801
Provision for income taxes	112	226

Income from operations	$272	$575

Depreciation and amortization	$105	$309

Liquidity and Capital Resources

Net Cash Provided (Used) by Operating Activities.  Cash provided (used) by operations for the nine months ended March 31, 2006 and 2005 was $8.0 million and ($7.5) million, respectively. Cash provided by operations increased due to improved operating performance and working capital improvements, primarily in the reduction of Animal Health and Nutrition inventories. These improvements were offset in part by payments related to the Belgium Plant Transactions. The Company increased its levels of virginiamycin inventory until the Belgium Plant sale in November 2005 to support the transition of production to PAH Brazil. Inventory levels are expected to decline during the remainder of the year.

Net Cash Provided (Used) by Investing Activities.  Net cash provided (used) by investing activities for the nine months ended March 31, 2006 and 2005 was ($1.4) million and ($4.0) million, respectively. Capital expenditures of $11.2 million and $5.1 million for 2006 and 2005, respectively, were for expansion of production capacity in Brazil in 2006, for maintaining the Company’s existing asset base and for environmental, health and safety projects. The Belgium Plant Transactions provided funds of $8.0 million during 2006. Sales of assets provided funds of $1.9 million and $1.4 million in 2006 and 2005, respectively.

Net Cash Provided (Used) by Financing Activities.  Net cash provided (used) by financing activities for the nine months ended March 31, 2006 and 2005 was ($10.1) million and $14.1 million, respectively. The decrease in short-term debt is due to the reduction of the senior credit facility. Payments of long-term debt reflect the repayments of Koffolk borrowings. Proceeds from long-term debt reflect the issuance of the Company’s 15% Senior Secured Notes in February 2005, the additional issuance of PAHC’s 13% Senior Secured Notes in December 2004 and borrowings of Koffolk Israel.

Working Capital and Capital Expenditures.  Working capital as of March 31, 2006 was $80.2 million compared to $78.9 million at June 30, 2005, an increase of $1.3 million. The increase in working capital primarily was due to reduced short-term debt levels resulting from the proceeds of the Belgium Plant Transactions.

The Company anticipates spending approximately $15.0 million for capital expenditures in 2006, primarily for expansion of virginiamycin production capacity at the Brazil facility and to cover the Company’s asset replacement needs, to improve processes, and for environmental and regulatory compliance, subject to the availability of funds.

Liquidity.  At March 31, 2006, PAHC had no amounts borrowed under its domestic senior credit facility and PAHC had $17.5 million of borrowings available under the working capital facility that is provided under its domestic senior credit facility. At March 31, 2006 PAHC had $15.9 million of letters of credit outstanding under its domestic senior credit facility. In addition, a foreign subsidiary also had availability totaling $9.1 million under its loan agreements.

On October 28, 2005, PAHC amended its domestic senior credit facility in connection with, among other things, yearly determination of certain financial covenants to: (i) amend the EBITDA definition to exclude charges and expenses related to the sale of the Belgium Plant in an aggregate amount not to exceed $33.2 million for purposes of calculating a certain financial covenant; (ii) establish the Minimum Domestic EBITDA for the 12 month periods ended July 31, 2005 through June 30, 2006 at $17.5 million for purposes of calculating a certain financial covenant; (iii) establish the Consolidated Minimum EBITDA for the twelve month periods ended July 31, 2005 through June 30, 2006 at $32.0 million for purposes of calculating a certain financial covenant; and (iv) amend the maximum aggregate amount of borrowing available under the working capital and letter of credit facilities from $32.5 million to $35.0 million. The amount of aggregate borrowings available under the working capital facility remained unchanged at $17.5 million.

As of March 31, 2006, PAHC was in compliance with the financial covenants of its domestic senior credit facility, as amended. The domestic senior credit facility requires, among other things, the maintenance of certain levels of trailing consolidated and domestic EBITDA (earnings before interest, taxes, depreciation and amortization) calculated on a monthly basis, and an acceleration clause should an event of default (as defined in the agreement) occur. In addition, there are certain restrictions on additional borrowings, additional liens on PAHC’s assets, guarantees, dividend payments, redemption or purchase of PAHC’s stock, sale of subsidiaries’ stock, disposition of assets, investments, and mergers and acquisitions.

The domestic senior credit facility contains a lock-box requirement and a material adverse change clause should an event of default (as defined in the agreement) occur. Accordingly, the amounts outstanding have been classified as short-term and are included in loans payable to banks in the condensed consolidated balance sheet.

The Company’s ability to fund its operating plan depends upon the continued availability of borrowing under its domestic senior credit facility. The Company believes that it will be able to comply with the terms of its covenants under the domestic senior credit facility based on its forecasted operating plan. In the event of adverse operating results and/or violation of covenants under this facility, there can be no assurance that the Company would be able to obtain waivers or amendments on favorable terms, if at all. The Company’s 2006 operating plan projects adequate liquidity throughout the year, with periods of reduced availability around the dates of the semi-annual interest payments due December 1 and June 1 related to PAHC’s 13% Senior Secured Notes due 2007 and PAHC’s 9 7/8% Senior Subordinated Notes due 2008. The Company is pursuing additional cost reduction activities, working capital improvement plans, and sales of non-strategic assets to provide additional liquidity. The Company also has availability under foreign credit lines that would be available as needed. There can be no assurance the Company will be successful in any of the above-noted actions.

The Company’s contractual obligations at March 31, 2006 become due as follows:

	Within 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	Over 5 Years	Total
	(In thousands)

Loans payable to banks	$—	$—	$—	$—	$—
Long-term debt (including current portion)	223	210,682	—	—	210,905
Long-term debt (“payment-in-kind” notes)	—	7,257	—	—	7,257
Interest payments	21,954	24,470	—	—	46,424
Lease commitments	1,407	2,352	1,682	1,078	6,519
Acquisition of rights	350	550	—	—	900
Employee termination payments relating to the Belgium Plant Transactions	10,333	—	—	—	10,333
Payments to GSK relating to the Belgium Plant Transactions	2,670	3,642	607	—	6,919

Total contractual obligations	$36,937	$248,953	$2,289	$1,078	$289,257

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

Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended June 30, 2005 are those that depend most heavily on these judgments and estimates. As of March 31, 2006 there have been no material changes to any of the critical accounting policies contained therein.

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

Information regarding quantitative and qualitative disclosures about market risk is set forth in Part I Item 2 of this Form 10-Q.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements.

Item 5.	Other Information

On March 8, 2006, Mr. Richard C. Rosenzweig joined the Company as Senior Vice President, General Counsel. Mr. Rosenzweig is expected to be elected Secretary by the Board of Directors in the near future.

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

Date: May 15, 2006

By:	/s/ GERALD K. CARLSON
Gerald K. Carlson
Chief Executive Officer

Date: May 15, 2006

By:	/s/ RICHARD G. JOHNSON
Richard G. Johnson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: May 15, 2006

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